Form 10-Q
period 1996-06-30
HOME BANCORP/IN
filed 1996-08-02
CIK 916822

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1996                     Commission File No. 0-22376


                                  HOME BANCORP
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


         Indiana                                                   35-1906765
- --------------------------------------------------------------------------------
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


132 East Berry Street, P.O. Box 989, Fort Wayne, Indiana           46801-0989
- -------------------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number, including area code 219-422-3502
- --------------------------------------------------------------------------------


             ------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [ X ]   No  [  ]

                                  HOME BANCORP
                               Fort Wayne, Indiana

                                    FORM 10-Q

                                      INDEX




PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements of Home Bancorp

                    Consolidated Balance Sheets as of June 30,
                    1996 and September 30, 1995


                    Consolidated Statements of Income for the three months and nine months ended June 30, 1996 and 1995


                    Consolidated Statements of Cash Flows for the nine months ended June 30, 1996 and 1995


                    Notes to Consolidated Financial Statements

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations





PART II. OTHER INFORMATION

             SIGNATURES

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1996 and SEPTEMBER 30, 1995
                                  (unaudited)

                               ASSETS                                               June 30, 1996          September 30, 1995
                                                                                    -------------          ------------------
Cash on hand and in banks ......................................................    $   1,219,255            $   1,029,598
Interest earning deposits in other banks .......................................        3,676,587                3,360,129
Federal funds sold .............................................................        7,100,000               17,000,000
                                                                                    -------------            -------------
Cash and cash equivalents ......................................................       11,995,842               21,389,727
Investment securities available-for-sale .......................................        5,993,125                     --
Investment securities held-to-maturity
     (Market value $51,305,938; $70,621,563) ...................................       50,840,956               69,949,107
Loans receivable, net
     (Allowance for loan losses $1,384,989; $1,372,357) ........................      239,809,560              214,404,753
Federal Home Loan Bank stock ...................................................        2,054,200                1,967,500
Accrued interest receivable ....................................................        2,572,721                2,681,613
Bank premises & equipment ......................................................        2,394,780                2,331,986
Intangible assets ..............................................................             --                       --
Foreclosed real estate, net ....................................................             --                       --
Deferred & current income taxes ................................................          (33,188)                 211,562
Other assets ...................................................................          272,761                  248,635
                                                                                    -------------            -------------
TOTAL ASSETS ...................................................................    $ 315,900,757            $ 313,184,883
                                                                                    =============            =============
                             LIABILITIES

Deposits .......................................................................    $ 264,331,628            $ 256,108,055
Borrowings .....................................................................             --                       --
Advances from borrowers for taxes and insurance ................................        1,297,046                1,798,345
Accrued interest payable .......................................................          896,517                  927,482
Other liabilities ..............................................................          401,420                  290,549
                                                                                    -------------            -------------
TOTAL LIABILITIES ..............................................................      266,926,611              259,124,431
                                                                                    -------------            -------------
                        STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized,
     none issued ...............................................................             --                       --
Common stock, no par value, 10,000,000 shares authorized,
     shares issued 3,381,505; 3,303,178 ........................................       33,724,439               32,445,205
Retained earnings ..............................................................       25,685,034               23,831,000
Unearned ESOP compensation .....................................................       (2,071,248)              (2,215,753)
Unearned RRP compensation ......................................................       (1,015,313)                    --
Treasury stock, 1996 - 494,690 shares, at cost .................................       (7,349,206)                    --
Net unrealized gain on securities available-for-sale ...........................              440                     --
                                                                                    -------------            -------------
TOTAL STOCKHOLDERS' EQUITY .....................................................       48,974,146               54,060,452
                                                                                    -------------            -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .......................................    $ 315,900,757            $ 313,184,883
                                                                                    =============            =============

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana


                             CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                      (unaudited)

                                                                    3 Months Ended; June 30,              9 Months Ended: June 30,
                                                                    1996               1995               1996               1995
                                                                -----------        -----------        -----------        -----------
INTEREST INCOME
Loans receivable .......................................        $ 4,599,424        $ 4,046,178        $13,338,504        $11,979,167
Investment securities ..................................          1,109,164          1,439,498          3,739,989          3,511,410
                                                                -----------        -----------        -----------        -----------
Total interest income ..................................          5,708,588          5,485,676         17,078,493         15,490,577

INTEREST EXPENSE
Deposits ...............................................          3,373,381          3,240,810         10,280,685          9,264,306
Borrowings .............................................               --                 --                 --                 --
                                                                -----------        -----------        -----------        -----------
Total interest expense .................................          3,373,381          3,240,810         10,280,685          9,264,306

Net interest income ....................................          2,335,207          2,244,866          6,797,808          6,226,271
Provision for loan losses ..............................                600             21,750             12,600             65,500
                                                                -----------        -----------        -----------        -----------
Net interest income after provision ....................          2,334,607          2,223,116          6,785,208          6,160,771

NON-INTEREST INCOME
Net gain-sale of interest earning assets ...............               --                 --                2,112                857
Net gain-sale of real estate ...........................               --                 --                 --                 --
Fees and service charges ...............................             60,142             53,811            177,727            160,318
                                                                -----------        -----------        -----------        -----------
Total non-interest income ..............................             60,142             53,811            179,839            161,175

NON-INTEREST EXPENSE
Compensation & employee benefits .......................            624,120            542,448          1,856,015          1,540,296
Net occupancy & equipment ..............................            130,804            126,325            393,541            439,237
FDIC insurance premiums ................................            147,692            145,530            438,879            437,905
Other general & administrative expenses ................            298,668            282,596            875,089            944,824
                                                                -----------        -----------        -----------        -----------
Total non-interest expense .............................          1,201,284          1,096,899          3,563,524          3,362,262

Earnings before income tax .............................          1,193,465          1,180,028          3,401,523          2,959,684
Income tax expense .....................................            486,465            453,028          1,400,523          1,135,684
                                                                -----------        -----------        -----------        -----------


NET INCOME .............................................        $   707,000        $   727,000        $ 2,001,000        $ 1,824,000
                                                                ===========        ===========        ===========        ===========

Earnings per share .....................................        $      0.26        $      0.24        $      0.68        $      0.59

                                  HOME BANCORP
                               Fort Wayne, Indiana

                            STATEMENTS OF CASH FLOWS

                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                                                        1996                1995
                                                                                                   ------------        ------------
OPERATING ACTIVITIES
 Net Income ................................................................................       $  2,001,000        $  1,824,000
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation ..........................................................................            132,061             177,884
     Provision for loan losses .............................................................             12,632              65,500
     Gain on sale of loans .................................................................             (2,112)               (857)
     Loans made to customers held for sale .................................................           (121,388)            (55,000)
     Proceeds from loans held for sale .....................................................            123,500              55,857
     Amortization of premiums/discounts ....................................................           (145,192)           (238,065)
     Net gain on sales of real estate owned ................................................               --                  --
     Change in other assets ................................................................            220,624              (1,250)
     Change in other liabilities ...........................................................            (41,671)            310,307
     Change in interest receivable .........................................................            108,892            (377,836)
     Reduction of obligation under ESOP ....................................................            259,117              48,168
     Reduction of obligation under RRP .....................................................            179,173                --
                                                                                                   ------------        ------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES ........................................          2,726,636           1,808,708

INVESTING ACTIVITIES
     Proceeds from maturities of investment securities .....................................         19,000,000          14,000,000
     Purchases of investment securities ....................................................         (5,992,813)        (40,674,531)
     Net increase in loans .................................................................        (25,417,439)         (6,519,388)
     Purchases of office properties and equipment ..........................................            (83,337)           (106,442)
                                                                                                   ------------        ------------

          NET CASH USED BY INVESTING ACTIVITIES ............................................        (12,493,589)        (33,300,361)

FINANCING ACTIVITIES
     Net increase in deposit accounts ......................................................          8,223,573             515,258
     Net decrease in advance payments by borrowers for taxes
       and insurance .......................................................................           (501,299)           (569,647)
    Proceeds from stock issue, net of conversion costs and stock acquired by ESOP ..........               --            30,087,910
    Purchases of treasury stock ............................................................         (7,349,206)               --
                                                                                                   ------------        ------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES ........................................            373,068          30,033,521

CHANGE IN CASH AND CASH EQUIVALENTS ........................................................         (9,393,885)         (1,458,132)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................................         21,389,727          19,695,343
                                                                                                   ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................       $ 11,995,842        $ 18,237,211
                                                                                                   ============        ============
Supplemental disclosures of cash flow information
  Cash paid for
     Interest on deposits ..................................................................       $ 10,306,049        $  9,365,402
     Income taxes ..........................................................................       $  1,156,000        $    965,000

                                  Home Bancorp
                                 Fort Wayne, IN

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                     Item 1


Summary of Significant Accounting Policies

         A. Basis of Presentation

         The interim financial statements for Home Bancorp (the "Company") and its wholly-owned subsidiary, Home Loan Bank fsb (the "Bank") have been prepared in accordance with the instructions to Form 10-Q; and, therefore, do not include all information and footnotes normally shown for full annual financial statements.

         The interim financial statements at June 30, 1996 and for the interim periods ended June 30, 1996 and 1995 are unaudited, but reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods.

         These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

         B. Conversion

         The Bank completed a conversion from a mutual to a stock savings bank on March 29, 1995 through a holding company structure incorporated in the State of Indiana. The initial issuance of shares of common stock in Home Bancorp on March 29, 1995 was 3,303,178 shares at $10 per share, resulting in net proceeds of $32,400,000. Costs associated with the conversion and stock offering amounted to $631,780, and were accounted for as a reduction of the proceeds from the issuance of common stock of the Holding Company. Upon closing of the stock offering, Home Bancorp purchased all common shares issued by the Bank. This transaction was accounted for at historical cost in a manner similar to the pooling of interests method.

         Federal regulations require that, upon conversion from a mutual to stock form of ownership, a "liquidation account" be established by restricting a portion of net worth for the benefit of eligible and supplemental eligible account holders who maintain their savings accounts with the Bank after conversion. In the event of a complete liquidation (and only in such event), each such savings account holder who continues to maintain his savings account shall be entitled to receive a distribution from the liquidation account after payment to all creditors, but before any liquidation distribution with respect to capital stock. This account will be proportionately reduced for any subsequent reduction in the eligible and supplemental eligible account holder's savings accounts.

                                  Home Bancorp
                                 Fort Wayne, IN

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                Item 1 Continued

         Federal regulations impose limitations on the payment of dividends and other capital distributions, including, among others, that the Company may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank's capital to be reduced below the minimum amount required for the liquidation account or capital requirements imposed by the Financial Institutions Reform Recovery and Enforcement Act (FIRREA) and the Office of Thrift Supervision (the "OTS").

         C. Employee Stock Ownership Plan (ESOP)

         The ESOP, a tax qualified employee benefit plan for officers and employees of the Company and the Bank, purchased 231,209 shares of common stock offered in the conversion. The ESOP purchased the shares with funds borrowed for such purpose from the Company. The ESOP will repay the loan through periodic tax-deductible contributions from the Bank over a 12-year period with interest at the applicable Federal Rate as set forth under the Internal Revenue Code of 1986, as amended.


         D. Stock Option and Incentive Plan (SOP) and Recognition and Retention Plan (RRP)

         On October 10, 1995 at a special meeting of the shareholders, a stock option and incentive plan (SOP) and recognition and retention plan
         (RRP)  were  approved.  Both  benefit  plans  are  administered  by the compensation committee of the Company. This committee selects recipients and terms of awards pursuant to the plan. The maximum total shares intended to be made available under the SOP and RRP plans are 330,317 and 115,611, respectively. Of the shares available under the SOP, 227,704 shares have been awarded to directors, and officers subject to certain vesting requirements over a 5 year period, and exercisable over a term not to exceed ten years from the date of the grant, October 10, 1995. A total of 78,327 shares under the RRP have been awarded to directors, officers, and employees of the Company subject to certain vesting and employment requirements over a five year period commencing one year from the date of the grant on October 10, 1995. All options and grants will be priced at $15.25, equal to the fair market value of the shares on the date of the grants.

         E. Earnings Per Share

         Earnings per common share are calculated by dividing net earnings by the average number of common shares outstanding (total shares issued less unallocated shares in the Employee Stock Ownership Plan and less treasury shares).

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                     Item 2




         General


         Home Bancorp (the "Company") was formed as an Indiana corporation on December 14, 1993 for the purpose of issuing Common Stock and owning all of the outstanding common stock of Home Loan Bank (the "Bank") as a unitary holding company. On March 29, 1995, Home Bancorp acquired all the capital stock of the Bank upon its Conversion from a mutual to stock institution. Prior to the conversion, the Company had no operating history.

         The principal business of savings banks, including Home Loan, has historically consisted of attracting deposits from the general public and making loans secured by residential real estate. The Company's earnings are primarily dependent on net interest income, the difference between interest income and interest expense. This is a function of the yield on interest-earning assets less the cost of interest-bearing liabilities. Earnings are also affected by provisions for loan losses, service charges and fee income, operating expenses and income taxes.

         The most significant outside factors influencing the operations of the Bank and other savings institutions include general economic conditions, competition in the local market place and the related monetary and fiscal policies of agencies that regulate financial institutions. More specifically, the cost of funds (deposits) is influenced by interest rates on competing investments and general market rates of interest, while lending activities are influenced by the demand for real estate financing, which in turn is affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability.



         Financial Condition


         The Company's total assets were $315.9 million as of June 30, 1996 compared to $313.2 million as of September 30, 1995, an increase of $2.7 million. For the same period, equity decreased from $54.1 million as of September 30, 1995 to $49.0 million as of June 30, 1996. The modest growth in total assets and the decrease in equity for the period ended June 30, 1996, was the result of the repurchase of 494,690 shares of the Company's common stock held as treasury stock. The treasury stock purchases represented $7.3 million.

         Deposits increased $8.2 million for the nine months ended June 30, 1996 from $256.1 million as of September 30, 1995 to $264.3 million as of June 30, 1996.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued

         Cash and cash equivalents decreased from $21.4 million as of September 30, 1995 to $12.0 million as of June 30, 1996, a decrease of $9.4 million. Investment securities held to maturity decreased $19.1 million, from $69.9 million as of September 30, 1995 to $50.8 million as of June 30, 1996. As of June 30, 1996 the company had $6.0 million in securities held as available for sale, and none as of September 30, 1995. The decrease in investment securities, and cash and cash equivalents, was the result of investment maturities during the period and the use of available balances to fund the stock repurchase program, and growth in the loan portfolio.

         Loans receivable increased $25.4 million, primarily from 1-4 family residential originations, from $214.4 million at September 30, 1995 to $239.8 million at June 30, 1996. Accrued interest receivable decreased from $2.7 million to $2.6 million as of June 30, 1996, as a decrease from timing of accrued balances on investment securities offset increases from loan receivables during the period. Income taxes, current and deferred as of June 30, 1996, reflect a decrease of $0.2 million during the period associated with the payment of current and deferred tax liabilities.

         Advances from borrowers for taxes and insurance decreased from $1.8 million as of September 30, 1995 to $1.3 million as of June 30, 1996 due to the timing of semi-annual payments of real estate taxes and annual insurance premiums on behalf of loan customers.


         Results of Operation


         General. Net income for the three months ended June 30, 1996 decreased by $20,000, or 2.8%, to $707,000 from $727,000 for the same period in
         1995. For the nine months ended June 30, 1996 net income was $2,001,000, an increase of $177,000, or 9.7%, over net income of $1,824,000 for the comparable prior year period. The three month decrease in net income from the prior year reflects the decrease in earning assets used for the treasury stock repurchase. The nine month increase in net income for 1996 compared to 1995 is primarily attributable to the Company's stock conversion in March 1995 which reflects only a partial year's increased interest-earning assets due from those proceeds.

         Net Interest Income. The Company's net income is primarily dependent upon net interest income. The $90,341 and the $571,537 increases in net interest income for the three month and nine month periods ended June 30, 1996 compared to the same periods in 1995, was primarily the result of increased balances of the Company's interest-earning assets and improving interest yields on those assets. The Company's ratio of interest-earning assets to interest-bearing liabilities for the three month and nine month periods ended June 30, 1996 were 119.11% and 119.80%, respectively, compared to 120.04% and 112.77% for the same

                                  Home Bancorp
                                 Fort Wayne, IN

                      Management's Discussion and Analysis
                  Financial Condition and Results of Operation

                                Item 2 Continued

         periods in the preceding year. In addition, the yield on interest-earning assets increased in the three and nine month periods ended June 30, 1996 to 7.32% and 7.30% respectively, compared to 7.26%, and 7.16% for the same periods in 1995 due to higher market interest rates and increases in outstanding loan balances. For the nine month like periods these increases were more than offset by increased rates paid on deposits. For the three and nine months ended June 30, 1996, cost of interest-bearing liabilities were 5.24% and 5.33%, respectively, compared to 5.27% and 4.97%, for like periods in 1995. These fluctuations in costs were the result of general changes in market rates on deposits.

         While the interest rate environment of recent years has proven beneficial to most financial institutions, including the Company, increases in market rates of interest generally adversely affect the net income of most financial institutions. Because the Company's liabilities generally reprice more quickly than assets, interest margins would likely decrease if interest rates were to rise, or the yield on repricing assets was not enhanced.

         Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy for loan losses. The provision for loan losses decreased by $52,900 for the nine months ended June 30, 1996 and $21,150 for the three months ended on that date compared to the corresponding periods in 1995. This change is attributable to management's analysis of the adequacy of the allowance for loan losses to both recognizable and unforeseen losses. At June 30, 1996, the Company's allowance for loan losses totaled $1.4 million or .58% of net loans receivable and 1,146.64% of total nonperforming loans.

         The Company establishes an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes, among other factors, the level of the Company's classified and nonperforming assets and their estimated value, the national economic outlook which may tend to inhibit economic activity and depress real estate and other values in the Company's primary market area, regulatory issues, and the levels of the allowance for loan losses established by the Company's peers in assessing the adequacy of the loan loss allowance. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of nonperforming loans.

         The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a current level which it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination as to the amount of the allowance

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued

         for loan losses is subject to review by the OTS, as part of their examination process, which may result in the establishment of an additional allowance based upon their judgement of the information available to them at the time of their examination.


         Non-Interest Income. Non-interest income consists primarily of service fees on deposit accounts and loan servicing fees. Non-interest income increased $6,331, and $18,664, respectively for the three and nine month periods ended June 30, 1996 in comparison to like periods in 1995. These increases were the result of service fees on deposit accounts and a modest increase in gains on sale of mortgage loans which offset decreases in loan prepayments and late charges for the periods ended June 30, 1996 compared to corresponding periods in 1995.

         Non-Interest Expense. Non-interest expenses were $1,201,284 and $3,563,524 for the three and nine month periods ended June 30, 1996 compared $1,096,899 and $3,362,262 reported for the same prior year periods. For the periods ended June 30, 1996, compensation and employee benefits increased $81,672 and $315,719 for the respective three and nine month periods compared to 1995 results, primarily from the inclusion of expenses associated with the Employee Stock Ownership Plan
         (ESOP) and the Recognition and Retention Plan (RRP), normal inflationary increases on salaries, less decreases in expenditures for other defined retirement plans, including a 401k program. Expenditures for the ESOP and RRP plans for the nine month period ended June 30, 1996 were $259,117 and $179,173, respectively. Net occupancy and equipment expenses for the periods ended June 30, 1996, compared to like periods in 1995, reflect decreases in depreciation costs and non-recurring charges and equipment upgrades in 1995. Other general and administrative expenses have decreased in the nine month period primarily as a result of cost containments, and as a result of increases in loan origination credits charged against expenses.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued

         The following table provides key ratios and balances for the periods indicated (For calculation purposes, month-end averages, which do not differ materially from daily averages, have been used.)


                                                                            At and For the                    At and For the
                                                                         Three Months Ended                 Nine Months Ended
                                                                              June 30,                           June 30,

FINANCIAL HIGHLIGHTS (Averages)                                         1996             1995             1996             1995
- -------------------------------                                  ---------------------------------------------------------------
Return on assets ...............................................        0.90%            0.94%            0.85%            0.84%
Return on equity ...............................................        5.65%            5.48%            5.12%            6.81%
Yield on interest-earning assets ...............................        7.32%            7.26%            7.30%            7.16%
Cost of interest-bearing liabilities ...........................        5.24%            5.27%            5.33%            4.97%
Net interest spread ............................................        2.08%            1.99%            1.97%            2.19%
Net interest rate margin .......................................        2.98%            2.93%            2.89%            2.86%
Net interest income to operating (G&A) expenses ................      194.39%          204.66%          190.76%          185.18%
Operating (G&A) expenses to assets .............................        1.53%            1.43%            1.52%            1.54%
Non-interest income to assets ..................................        0.08%            0.07%            0.08%            0.07%
Interest-earning assets to interest-bearing liabilities ........      119.11%          120.04%          119.80%          112.77%
Efficiency ratio ...............................................       51.44%           47.72%           51.07%           52.64%
Equity to assets ...............................................       15.98%           17.32%           16.64%           12.26%
Tangible equity to assets ......................................       15.98%           17.32%           16.64%           12.26%
Average assets (dollars in thousands) .......................... $   313,342      $   306,324      $   313,111      $   290,589

ASSET QUALITY RATIOS
Non-performing assets to total assets ..........................        0.04%            0.08%
Non-performing loans to net loans ..............................        0.05%            0.12%
Allowance for loan losses to net loans .........................        0.58%            0.65%
Allowance for loan losses to non-performing loans ..............    1,146.64%          546.91%
Net charge offs to loans .......................................          --               --
Loans to deposits ..............................................       90.72%           82.26%
Loans to assets ................................................       75.91%           67.38%

PER COMMON SHARE
Net income ..................................................... $      0.26      $      0.24      $      0.68      $      0.59
Book value ..................................................... $     16.96      $     16.15
Tangible book value ............................................ $     16.96      $     16.15

STOCK PRICE
High ........................................................... $     15.25      $     14.50
Low ............................................................ $     14.25      $     12.50
Close .......................................................... $     15.25      $     13.25


                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued



Asset/Liability Management


         The primary objective of asset/liability management is to manage interest rate risk so as to control and limit fluctuations in net interest income. The Company monitors its asset/liability mix on an ongoing basis and attempts to manage interest rate risk by applying policies that provide strategic and tactical guidance for improving net interest income. Those policies include the sale of fixed-rate loans with terms over twenty years in the secondary market, and the aggressive promotion of adjustable rate products. In addition, the Company strives to match maturities of long-term deposits with that of fixed rate portfolio loans. Management actively manages its liquidity position to achieve a balance between the desire to minimize risk and maximize yield to fulfill its asset/liability goals.


Liquidity and Capital Resources

         The Company's primary source of funds are deposits, principal and interest payments on loans, and maturities of investment securities. While maturities of investment securities and scheduled amortizations of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, if the Bank requires additional funds beyond its ability to acquire them locally, it has borrowing capability through the Federal Home Loan Bank (the "FHLB") of Indianapolis. At June 30, 1996, the Bank had no advances from the FHLB of Indianapolis or other borrowings outstanding and has not had any such advances or other borrowings outstanding since 1983.

         Home Loan Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The standard measure of liquidity for thrift institutions is the ratio of qualifying assets due within one year to net withdrawable savings. Currently the minimum requirement is 5%. At June 30, 1996, the Bank's liquidity ratio was 24.53%. As of September 30, 1995, the Bank's liquidity was 31.72%.

         The Bank uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Bank anticipates that it will have sufficient funds available to meet current loan commitments and those liquidity needs. At June 30, 1996, the Bank had outstanding commitments to extend credit which amounted to $14.4 million (including $8.2 million in unused lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                Item 2 Continued

         The institution is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision. Regulatory standards impose the following capital requirements: a risk-based capital expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of June 30, 1996, the Bank's capital totaled $39.4 million, or 12.75% of tangible and core capital. Risk-based capital totaled $40.8 million, or represented 29.17% of risk-based assets. The institution substantially exceeded all regulatory capital standards.

                                  Home Bancorp
                                 Fort Wayne, IN


                            Part II Other Information



         Item 1  Legal Proceedings

                  There were no material proceedings to which Home Bancorp or Home Loan Bank fsb is a party or of which any of their property is subject. From time-to-time, the Bank is a party to various legal proceedings incident to its business.

         Item 2  Changes in Securities

                  None

         Item 3  Defaults Upon Senior Securities

                  None

         Item 4  Submission of Matters to a Vote of Security Holders

                  None

         Item 5  Other Information

                  None

         Item 6  Exhibits and Reports on Form 8-k

                  Press releases filed on Form 8-k for the quarter ended June 30, 1996 include:


              Date of Report                Subject
              --------------                -------

              May  2, 1996     2nd Quarter Fiscal 1996 Earnings
              May  2, 1996     Announcement of First Declared Quarterly Dividend
              May 21, 1996     Announcement of Completion of Stock Repurchase
              June 10, 1996    Announcement of 3rd Stock Repurchase Program

                                  Home Bancorp
                                 Fort Wayne, IN


                                   Signatures



         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     Home Bancorp



         Date:   August 2, 1996                        /s/ W. Paul Wolf
                                                       ------------------------
                                                       W. PAUL WOLF
                                                       Chairman, President, CEO


         Date:   August 2, 1996                        /s/ Matthew P. Forrester
                                                       -------------------------
                                                       MATTHEW P. FORRESTER
                                                       Vice President, Treasurer