Form 10-K
period 1996-09-30
HOME BANCORP/IN
filed 1996-12-20
CIK 916822

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from              to

                         Commission file number: 0-22376

                                  HOME BANCORP
             (Exact name of registrant as specified in its charter)

        Indiana                                                35-1906765
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

 132 East Berry Street, P.O. Box 989, Fort Wayne, Indiana      46801-0989
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (219) 422-3502

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, without par value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq National Market as of December 13, 1996, was $59.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of December 13, 1996, there were issued and outstanding 3,381,385 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1996.
         Part III of Form 10-K - Portions of the Proxy Statement for fiscal 1996 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Description of Business

General

         Home Bancorp (the "Company") was formed as an Indiana corporation on December 14, 1993 to act as the holding company for Home Loan Bank fsb (the "Bank") upon the completion of the Bank's conversion from the mutual to the stock form (the "Conversion"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank to be outstanding upon completion of the Conversion. The Conversion was completed on March 29, 1995. All references to the Company, unless otherwise indicated, at or before March 29, 1995 refer to the Bank. The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "HBFW".

         At September 30, 1996, the Company had $322.7 million of assets and stockholders' equity of $46.7 million (or 14.5%) of total assets.

         The Bank was organized under the name Teutonia Building Loan and Savings Association on March 22, 1893. In November 1993, the Bank converted from an Indiana building and loan association to an Indiana chartered mutual savings bank, and in December 1994 converted to a federally chartered mutual savings bank. On March 29, 1995, upon completion of the Conversion, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF"), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of the Federal Home Loan Bank (the "FHLB") System.

         The Company's principal business historically has been attracting deposits from the general public and originating long-term, fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family real estate. The Company offers a variety of deposit accounts having a wide range of interest rates and terms, does not actively solicit or advertise for deposits outside of northeastern Indiana, particularly Allen and Adams Counties, and does not accept brokered deposits.

         The Company's principal source of revenue is interest income from lending activities, primarily one- to four-family residential mortgage loans.

         The Company's executive office is located at 132 East Berry Street, P.O. Box 989, Fort Wayne, Indiana 46801-0989, and its telephone number is (219) 422-3502.

         When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in the levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Market Area

         The Company's market area is currently northeastern Indiana, primarily Allen and Adams Counties. The Company serves its market area through eight bank offices in Allen County and a single bank office in Adams County.

         Fort Wayne, the county seat for Allen County, is located 118 miles northeast of Indianapolis and is situated in the center of an approximately 156 mile radius hub consisting of Chicago, Grand Rapids, Detroit, Columbus, and Cincinnati. Allen County has a broad mix of large employers which provides a relatively stable local business climate during recessionary times. Allen County has 22 employers with 1,000 or more employees, ranging from communications to education to medical care to manufacturing. Allen County's largest employer is Fort Wayne Community Schools with 3,856 employees. Lincoln National Corporation, the parent company of Lincoln National Life Insurance Company, has approximately 3,480 employees and is headquartered in Fort Wayne. The third largest employer is Parkview Memorial Hospital. The fourth largest employer is the General Motors Truck and Bus Group which in 1986 established a state-of-the-art manufacturing facility in Allen County which produces full-size C/K pick-up trucks. The GM facility currently employs 2,949 people.

Lending Activities

         General. The Company historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. These loans continue to be the major focus of the Company's loan origination activities, representing 96.6% of the Company's total loan portfolio at September 30, 1996 (including one- to four-family residential construction loans). The Company also offers some commercial real estate loans secured by owner-occupied property, and a limited number of consumer loans, primarily in the form of home equity loans. These commercial real estate loans and consumer loans constituted approximately 0.5% and 2.9%, respectively, of the Bank's loan portfolio at September 30, 1996.

         All loans must be approved by three members of the Bank's six-person loan committee consisting of the President, four other officers and one outside director. The loan committee and all loan officers meet weekly and each loan officer presents his or her loans for approval. Occasionally, a unique or high principal loan will be presented, at the discretion of management, to the Bank's Board of Directors for review.

         The Bank's regulatory lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1996, the Bank's lending limit under this restriction was $7.0 million. The Bank's largest lending relationship was a construction loan commitment of $800,000 on a residential property to a single borrower, of which approximately $615,000 had been disbursed as of September 30, 1996. There were only two other lending relationships in excess of $500,000 as of September 30, 1996, all of which consisted of one- to four-family residential loans. All of these loans were performing in accordance with their repayment terms.

         Loan Portfolio Data. The following table sets forth the composition of the Company's loan portfolio by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and deferred net loan fees.

                                                                                     At September 30,
                                                  ----------------------------------------------------------------------------------
                                                            1996                           1995                        1994
                                                  ------------------------        ----------------------      ----------------------
                                                    Amount         Percent          Amount     Percent         Amount        Percent
                                                    ------         -------          ------     -------         ------        -------
                                                                                  (Dollars in Thousands)
TYPE OF LOAN

Mortgage loans:
  One- to four-family residential...........      $238,102          91.83%        $204,886      92.48%        $192,650        92.82%
  Commercial real estate....................         1,357            .52            1,313        .59            1,086          .52
  One- to four-family residential -
    Construction............................        12,407           4.79            8,814       3.98            8,156         3.93

Consumer loans:
  Loans secured by deposits.................           743            .29              880        .40              680          .33
  Home equity loans.........................         5,466           2.11            4,401       1.98            3,431         1.65
  Home improvement loans....................         1,197            .46            1,262        .57            1,544          .75
                                                  --------         ------         --------     ------         --------       ------
     Total loans receivable(1)..............       259,272         100.00%         221,556     100.00%         207,547       100.00%
                                                                   ======                      ======                        ======

Less:
  Allowance for loan losses.................         1,385                    1,372                    1,288
  Deferred net loan fees....................           393                      454                      533
  Loans in process..........................         7,188                    5,325                    5,048
                                                  --------                 --------                 --------
     Net loans receivable(1)................      $250,306                 $214,405                 $200,678
                                                  ========                 ========                 ========

                                                                        At September 30,
                                                  -----------------------------------------------------
                                                             1993                            1992
                                                  -----------------------         ---------------------
                                                    Amount        Percent           Amount      Percent
                                                    ------        -------           ------      -------
                                                                     (Dollars in Thousands)
TYPE OF LOAN

Mortgage loans:
  One- to four-family residential...........      $167,656         95.63%         $135,579      93.75%
  Commercial real estate....................         1,107           .63             1,119        .77
  One- to four-family residential -
    Construction............................         2,244          1.28             3,813       2.64

Consumer loans:
  Loans secured by deposits.................           636           .36               870        .60
  Home equity loans.........................         2,290          1.31             1,668       1.15
  Home improvement loans....................         1,382           .79             1,570       1.09
                                                  --------        ------          --------     ------
     Total loans receivable(1)..............       175,315        100.00%          144,619     100.00%
                                                                  ======                       ======

Less:
  Allowance for loan losses.................         1,244                             844
  Deferred net loan fees....................           606                             548
  Loans in process..........................         2,075                           1,856
                                                  --------                        --------
     Net loans receivable(1)................      $171,390                        $141,371
                                                  ========                        ========


(1)  Excludes  loans held for sale of: $0 at September 30, 1996,  1995 and 1994;
     $139,000 at September 30, 1993; and $55,000 at September 30, 1992.

         The following table sets forth certain information at September 30, 1996, regarding the dollar amount of loans maturing in the Company's loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                        Balance
                                      Outstanding                    Due During Fiscal Years Ended September 30,
                                          at                                                2000        2002        2007     2012
                                     September 30,                                           to          to          to       and
                                         1996           1997        1998         1999       2001        2006        2011   following
                                         ----           ----        ----         ----       ----        ----        ----   ---------
                                                                        (In Thousands)
Mortgage loans:
  One- to four-family residential    $250,509(1)          53    $    357    $    657    $  2,490    $ 34,172    $127,610    $ 85,170
  Commercial real estate ........       1,357             71           8          --         119         464         695          --

Consumer loans:
  Home improvement ..............       1,197            382         124         139         302         250          --          --
  Home equity ...................       5,466          5,466          --          --          --          --          --          --
  Loans secured by deposits .....         743            743          --          --          --          --          --          --
                                     --------       --------    --------    --------    --------    --------    --------    --------

Total Loans Receivable ..........    $259,272       $  6,715    $    489    $    796    $  2,911    $ 34,886    $128,305    $ 85,170
                                     ========       ========    ========    ========    ========    ========    ========    ========

(1) Includes $5.5 million in one- to four-family residential construction loans, all of which are scheduled to convert into permanent loans maturing after the year 2011.

         The following table sets forth, as of September 30, 1996, the dollar amount of all loans due after one year which have fixed interest rates and variable interest rates.

                                                             Due After September 30, 1997
                                                    ----------------------------------------------
                                                    Fixed Rates      Variable Rates          Total
                                                    -----------      --------------          -----
                                                                     (In Thousands)
Mortgage loans:
  One- to four-family residential...........          $212,364          $ 38,092          $250,456
  Commercial real estate....................               176             1,110             1,286

Consumer loans:
  Home improvement..........................               815               ---               815
  Home equity...............................               ---               ---               ---
  Loans secured by deposits.................               ---               ---               ---
                                                      --------          --------          --------
Total Loans Receivable......................          $213,355          $ 39,202          $252,557
                                                      ========          ========          ========

         One- to Four-Family Residential Mortgage Loans. The Company's residential mortgage loans consist primarily of one- to four-family, owner-occupied mortgage loans. Approximately $250.5 million, or 96.6%, of the Company's loan portfolio at September 30, 1996 consisted of one- to four-family residential mortgage loans. A significant portion, approximately 85% at September 30, 1996, of the Company's one- to four-family residential mortgage loans provide for fixed rates of interest and for repayment of principal over a fixed period of 10, 15 and 20 years. The Company does not make fixed rate loans exceeding 30 years. The Company's one- to four-family residential mortgage loans have normally remained outstanding for shorter periods than provided for by their contractual terms. The average life of such loans varies from year to year with changes in interest rates, but management believes it is generally significantly less than the full term of the loans. While the Company's fixed-rate one- to four-family residential mortgage loans are priced at rates close to its competitors' rates, the Company competes for loan customers somewhat more on the basis of quality of service and somewhat less on the basis of pricing.

         The Company underwrites all its fixed rate one- to four-family residential mortgage loans to Federal National Mortgage Association ("FNMA") standards so that they may be sold in the secondary market. The Company holds for investment all fixed rate one- to four-family residential mortgage loans with terms of 20 years or less and, in 1991, began selling all of its 30-year fixed rate loans in the secondary market. As of September 30, 1996, the Company had no fixed-rate loans with remaining terms in excess of 20 years. The Company retains the servicing on all loans it sells. See "-Originations and Sale of Loans." Management feels that this strategy improves liquidity and enables the Company to better manage its interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" contained in the Annual Report to Stockholders attached as Exhibit 13 to this document (the "Annual Report").

         The Company also offers adjustable rate loan products that reprice as frequently as every year or can be fixed for a term of up to seven years and adjust annually thereafter. Currently originated ARM loans that adjust annually are indexed to the one-year U.S. Treasury securities yields with a margin of 2 3/4% above such index. In addition, the maximum rate adjustment per year and over the life of the loan is 2% and 6%, respectively. The Company commenced this fiscal year to originate loans which are fixed for three, five and seven years, respectively, which revert to a one year ARM indexed to the one -year U.S. Treasury thereafter. These products have annual caps of 2% and lifetime caps of 6%. ARMs are underwritten for terms up to 30 years. At September 30, 1996, the Company's one- to four-family ARM portfolio totaled $38.1 million, or 14.7% of the Company's gross loan portfolio.

         Substantially all of the one- to four-family residential mortgage loans that the Company originates include "due-on-sale" clauses, which give the Company the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

         The Company does not currently originate mortgage loans if the ratio of the loan amount to the value of the property securing the loan (i.e., the "loan-to-value" ratio) exceeds 95%. In the event that the amount of a mortgage loan exceeds 80% of the value of the real estate and improvements, the Company requires that borrowers obtain private mortgage insurance in amounts intended to reduce the Company's exposure to 80% or less of the appraised value of the real estate and improvements or the purchase price of the underlying collateral. The Company's mortgage lending is subject to loan origination procedures prescribed by its Board of Directors. See "- Origination and Sale of Loans."

         The Company makes fixed-rate and adjustable-rate construction loans to finance the construction of one-to four-family residences. These loans are made to borrowers working with licensed contractors or builders with an established credit history confirmed through the National Association of Credit Management and/or with membership in local home builders associations. The Company also makes builder "spec" loans to the aforementioned types of contractors and builders, generally with no one builder having more than three such loans outstanding at any one time. The money borrowed under the mortgage is disbursed through four draws. Draws occur after the foundation is laid, after roofing and flatwork is completed, after dry-walling is completed, and after full completion of the residence. An occupancy permit is required before the Company releases the final disbursement. There are also inspections before each disbursement. In the case of builder "spec" loans, upon completion of the residence, the mortgagor/owner-occupier assumes a residential mortgage loan with the Company. The Company requires that all builder "spec" loans have personal guarantees from the principal and his or her spouse.

         Loans to individuals for the construction of their residences are structured to be permanent loans, with an initial construction phase which typically runs up to six months. These loans have rates and terms which are consistent with those of other one- to four-family mortgage loans offered by the Company, except that during the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans, with the exception that the maximum loan-to-value ratio of owner occupied single family construction loans is 90%.

         At September 30, 1996, $12.4 million, or 4.8%, of the Company's loan portfolio consisted of construction loans. Although no construction loans were classified as non-performing as of September 30, 1996, these loans do involve a higher level of risk than conventional one- to four-family residential mortgage loans. For example, if a project is not completed and the borrower defaults, the Company may have to hire another contractor to complete the project at a higher cost. Also, a house may be completed but may not be marketable, resulting in the borrower defaulting and the Company taking title to the house.

         Commercial Real Estate Loans. At September 30, 1996, $1.4 million, or 0.5%, of the Company's loan portfolio consisted of commercial real estate loans, the largest of which was approximately $268,000. All these loans are secured by owner-occupied, non-residential real estate, such as small office buildings. The Company underwrites these loans on a case-by-case basis and, in addition to its normal mortgage underwriting criteria, the Company will evaluate the borrower's ability to service the debt from the net operating income of the property. As of September 30, 1996, no commercial real estate loans were included in non-performing assets or classified as substandard.

         Consumer Loans. The Company originates consumer loans secured by liens on real estate, including home improvement and home equity line of credit loans, as well as deposit secured loans. At September 30, 1996, $7.4 million, or 3.0%, of the Company's loan portfolio consisted of consumer loans. Substantially all of the Company's consumer loans were secured by real estate at September 30, 1996.

         The Company's home equity line of credit loans, the largest component of the Company's consumer loan portfolio, are transactional accounts with a maximum line of credit and with a minimum disbursement amount. Equity lines of credit are not tied to a borrower's regular checking account. They are currently priced at 1.5% above the prime rate of interest and are adjustable quarterly. In addition, the equity lines of credit currently have a lifetime cap of 15.9%. The minimum and maximum amounts that can be borrowed under a home equity line of credit are $5,000 and $100,000, respectively, provided that maximum loan-to-value ratios relating to debt secured by the residence are not exceeded. These maximum loan-to-value ratios are 80% if the Company is the first mortgagee and 75% if another financial institution is the first mortgagee.

         Consumer loans generally involve a higher level of credit risk than one- to four-family residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Company's consumer loan portfolio, however, because of the high percentage of home improvement loans and home equity lines of credit, which are secured by real estate and underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans. Furthermore, their relatively higher yields and shorter terms to maturity are believed to be helpful in reducing the interest-rate risk of the Company's loan portfolio and in broadening the Company's lending services. As of September 30, 1996, no consumer loans were included in non-performing assets.

         Origination and Sale of Loans. Loan originations come from a number of sources. One- to four-family residential mortgage loan originations are attributable primarily to existing and walk-in customers, print and newspaper advertisement and to referrals from real estate brokers. Loan applications are taken by loan officers at all of the Company's branches and its main office.
Consumer and commercial loans are also obtained from the above sources, especially existing customers and other direct contacts with the Company.

         The Company's loan approval process is intended to assess the borrower's ability to repay the loan. To do this, the Company studies the borrower's employment and credit history and information on the historical and projected income and expenses of its potential mortgagors.

         The Company's loan approval process assesses both the prospective borrower's ability to repay and the adequacy of the property as collateral for the loan requested. All loans must be approved by three members of the Bank's six-person loan committee consisting of the President, four other officers and one outside director. The loan committee and all loan officers meet weekly and each loan officer presents his or her loans for approval. Occasionally, a unique or high principal loan will be presented to the Bank's Board of Directors for review at the discretion of management.

         Property appraisals on the real estate and improvements securing the Company's one- to four-family residential mortgage loans are made by independent appraisers approved by the Bank's Board of Directors. The appraisers inspect properties in the process of construction before disbursements of construction loan proceeds are authorized. The Company obtains either a title insurance policy or an abstract of title and opinion of counsel on all mortgage real estate loans, and borrowers also must obtain hazard insurance and, if applicable, flood insurance prior to closing. The Company generally escrows hazard insurance premiums, mortgage insurance premiums and real estate taxes. The borrower is required to make escrow payments on a monthly basis with each payment of principal and interest.

         The Company originates all its fixed rate mortgage loans in conformity with the standard criteria of the FNMA. In fiscal 1991, the Company began selling all its fixed rate mortgage loans with terms of 30 years in the secondary market. It retains servicing, however, on all the loans it sells. The Company does not package mortgages or participations. As of September 30, 1996, the Company was servicing $2.9 million of loans sold in the secondary market. The balance of loans serviced is relatively low because the Company has only sold longer term loans since 1991 and it does not aggressively market 30-year fixed rate loan products. Due to the limited amount of longer-term loans originated by the Company, it does not hedge these loans or have a hedging policy in place.

         Although the Company currently has authority to lend anywhere in the United States, it has confined its loan origination activities to northeastern Indiana, primarily Allen and Adams Counties. At September 30, 1996, the Company's entire loan portfolio was secured by property located within the State of Indiana.

         The following table shows loan origination, sale and repayment activity for the Company during the periods indicated:

                                                                      For the Year Ended September 30,
                                                                --------------------------------------------
                                                                  1996              1995              1994
                                                                --------          --------          --------
                                                                               (In Thousands)
Gross loans receivable
  at beginning of periods............................           $221,556          $207,547          $175,315
                                                                --------          --------          --------
Originations:
  Mortgage loans:
    One- to four-family residential..................             78,011            45,043            65,025
    Commercial real estate...........................                200               100               ---
                                                                --------          --------          --------
       Total mortgage loans originated...............             78,211            45,143            65,025

  Consumer loans:
    Home improvement/equity loans....................              5,245             5,348             5,588
    Loans secured by deposits........................                461             1,023               539
                                                                --------          --------          --------
       Total consumer loans originated...............              5,706             6,371             6,127
                                                                --------          --------          --------
       Total originations............................             83,917            51,514            71,152
                                                                --------          --------          --------
Sales:
  Mortgage loans:
    One- to four-family residential..................                124               143             1,309
                                                                --------          --------          --------
       Total sales...................................                124               143             1,309
                                                                --------          --------          --------
Repayments and other deductions......................             46,077          37,362            37,611
                                                                --------          --------          --------
Gross loans receivable at end of period..............           $259,272          $221,556          $207,547
                                                                ========          ========          ========

Non-Performing and Problem Assets

         Savings banks identify problem assets in several categories, including accruing loans delinquent more than 90 days, non-accruing loans, troubled debt restructurings, and real estate acquired through foreclosure, also called real estate owned or "REO." At September 30, 1996, only $231,000 of the Company's assets were so classified, which represented .07% of the Company's total assets.

         Mortgage loans are reviewed by the Company on a regular basis and may be placed on non-accrual status when they display a higher than acceptable level of risk. This occurs when a loan is deemed inadequately protected (either by the underlying collateral or by the paying capacity and/or net worth of the borrower) to an extent that makes collectability of interest less probable or the collection of principal in full doubtful. Mortgage loans are put on non-accrual status when they are 90 days delinquent (60 days for loans less than one year old), but only if the loan balance equals or exceeds the value of the property. Generally, when a loan is placed on non-accrual status, unpaid accrued interest is written off and further income with respect to the loan is only recognized to the extent cash is received. When principal repayment is deemed doubtful, the loan is written off.

         The following table sets forth the amounts and categories of the Company's non-performing assets. It is the policy of the Company that earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                                                                  At September 30,
                                                            --------------------------------------------------------
                                                              1996         1995        1994         1993        1992
                                                            ------       ------      ------        -----      ------
                                                                                (Dollars in Thousands)

Accruing loans delinquent more than 90 days...........        $231        $  97       $  90         $254        $274
Non-accruing loans....................................         ---          ---         ---          ---         ---
Troubled debt restructurings..........................         ---          ---         ---          ---         ---
                                                              ----        -----       -----         ----        ----
    Total non-performing loans........................         231           97          90          254         274
Real estate owned, net................................         ---          ---          34            9         ---
                                                              ----        -----       -----         ----        ----
   Total non-performing assets........................        $231        $  97        $124         $263        $274
                                                              ====        =====        ====         ====        ====

Non-performing loans to total loans, net(1)...........        0.09%        0.04%       0.04%        0.15%       0.19%
Non-performing assets to total assets.................        0.07%        0.03%       0.05%        0.11%       0.14%

-----------------
(1)   Total loans less deferred net loan fees and loans in process.

         Delinquent Loans. The following table sets forth certain information at September 30, 1996 relating to delinquencies in the Company's portfolio.

                                                               Loans Delinquent For:                        Total Loans Delinquent
                                             ------------------------------------------------------------  -------------------------
                                                     60-89 Days                   90 Days and Over             60 Days or More
                                             ------------------------------  ----------------------------  -------------------------
                                                                   Percent                       Percent                    Percent
                                                                   of Loan                       of Loan                    of Loan
                                             Number    Amount      Category  Number   Amount     Category  Number  Amount   Category
                                             ------    ------      --------  ------   ------     --------  ------  ------   --------
                                                                               (Dollars in Thousands)
One- to four-family
  residential mortgage
  loans ................................        11      $289          .12%      4      $231         .09%     15      $520       .21%

Commercial real estate
   loans ...............................         1        29         2.14%     --        --          --       1        29      2.14%

Consumer loans .........................         1         7          .09%     --        --          --       1         7       .09%
                                                --      ----          ----      -      ----         ----     --      ----       ----
     Total loans .......................        13      $325          .12%      4      $231         .09%     17      $556       .21%
                                                ==      ====                   ==      ====                  ==      ====

         When a borrower fails to make a required payment after a ten-day grace period, the Company attempts to cause the borrower to cure the deficiency by corresponding with the borrower. A late notice is sent to the borrower and a phone call to the borrower is also made. Deficiencies are cured promptly in most cases; however, if continued trouble exists, the Company will make house visits to the borrower. If it is determined after this that the deficiency cannot be cured, the Company normally gives notice of and then institutes appropriate legal action, such as foreclosure.

         As of September 30, 1996, there were no loans which were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         Classified assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional general or specific loss allowances.

         In connection with its classification of asset policy, the Company regularly reviews its loan portfolio to determine whether any loans require classification. At September 30, 1996, the aggregate amount of the Company's classified assets, and of the Company's general and specific loss allowances, were as follows:

                                                           At September 30, 1996
                                                           ---------------------
                                                              (In Thousands)

Substandard assets............................................ $     231
Doubtful assets...............................................       ---
Loss assets...................................................       ---
                                                               ---------
   Total classified assets.................................... $     231
                                                               =========

General loss allowances....................................... $   1,385
Specific loss allowances......................................       ---
                                                               ---------
   Total allowances........................................... $   1,385
                                                               =========

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Company's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. Real estate properties acquired through foreclosure are recorded at fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value less estimated disposition costs is less than the carrying value a specific provision for losses on such property is established by a charge to operations.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. See Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report. In management's opinion, the Company's allowance for loan losses is adequate to absorb possible future losses from loans at September 30, 1996.

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five years ended September 30, 1996.

                                                                   Year Ended September 30,
                                               ---------------------------------------------------------
                                                 1996        1995         1994         1993         1992
                                               ------     -------      -------      -------      -------
                                                                   (Dollars in Thousands)

Balance of allowance at beginning of period    $1,372     $ 1,288      $ 1,244      $   844      $   324
Add:
Recoveries of loans previously charged off:
 One- to four-family residential ..........      --          --           --           --           --
                                               ------     -------      -------      -------      -------
Less charge-offs:
  One- to four-family residential .........      --            (3)          (1)         (37)        --
                                               ------     -------      -------      -------      -------
Net charge-offs ...........................      --            (3)          (1)         (37)        --
Provisions for loan losses ................        13          87           45          437          520
                                               ------     -------      -------      -------      -------
Balance of allowance at end of period .....    $1,385     $ 1,372      $ 1,288      $ 1,244      $   844
                                               ======     =======      =======      =======      =======

Net charge-offs to total average loans
 outstanding for period(1) ................       ---%        ---%         ---%         .02%         ---%
                                               ======     =======      =======      =======      =======
Allowance to net loans receivable at end of
 period ...................................       .55%        .64%         .64%         .72%         .59%
                                               ======     =======      =======      =======      =======
Allowance to total non-performing loans at
 end of period ............................       600%      1,414%       1,431%         490%         308%
                                               ======     =======      =======      =======      =======

-----------------
(1) Total average loans exclude deferred net loan fees and loans in process.

         Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated.

                                                                         At September 30,

                                     1996                 1995                1994                 1993                1992
                              ------------------   ------------------   ------------------  ------------------  --------------------
                                        Percent              Percent              Percent             Percent             Percent
                                        of Loans             of Loans             of Loans            of Loans            of Loans
                                        in Each              in Each              in Each             in Each             in Each
                                        Category             Category             Category            Category            Category
                                        to Total             to Total             to Total            to Total            to Total
                              Amount     Loans     Amount     Loans     Amount     Loans     Amount    Loans    Amount     Loans
                              ------     -----     ------     -----     ------     -----     ------    -----    ------     -----
                                                                          (In Thousands)
Balance at end of period
 applicable to:
One- to four-family
  residential..............   $1,058     91.83     $1,050     92.48     $1,005     92.82     $  944    95.63%     $564     93.75%
Commercial real estate.....       35       .52         35       .59         33       .52         33      .63        34       .77
Construction loans.........      112      4.79        102      3.98         95      3.93         67     1.28       114      2.64
Consumer loans.............       40      2.86         40      2.95         33      2.73         33     2.46        33      2.84
Unallocated................      140       ---        145       ---        122      ---         167      ---        99      ---
                              ------       ---     ------       ---     ------      ----     ------     ----      ----      ----
     Total.................   $1,385    100.00     $1,372    100.00     $1,288    100.00     $1,244   100.00%     $844    100.00%
                              ======    ======     ======    ======     ======    ======     ======   ======      ====    ======

Investments

         The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 22.9%.

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         The Company's investment policy, which was established by the Board of Directors and is implemented by the President, is designed primarily to provide and maintain liquidity within federal regulatory guidelines, to maintain a balance of high quality investments to minimize risk, and to maximize return without sacrificing liquidity and safety. The Company restricts its investments to the following six types of investments: (i) U.S. Treasury Bills, (ii) U.S. Treasury Notes, (iii) U.S. Treasury Bonds, (iv) Federal Funds up to a maximum of $2 million per commercial bank, (v) FHLB of Indianapolis time deposits, and (vi) certificates of deposit of $1 million per commercial bank. At September 30, 1996, the Company had an outstanding balance of $52.8 million in investment securities (excluding FHLB stock) with a weighted average yield of 6.37%.

         The following table sets forth the carrying value and market value of the Company's investment portfolio at the dates indicated.

                                                                        At September 30,
                                          ----------------------------------------------------------------------------
                                                   1996                       1995                       1994
                                          ----------------------     ----------------------     ----------------------
                                          Carrying        Market     Carrying        Market     Carrying        Market
                                           Value          Value       Value          Value       Value          Value
                                         --------      --------     --------      --------     --------      --------
                                                                        (In Thousands)
U.S. Treasury Bonds, held to
    maturity........................      $48,819       $49,273      $69,949       $70,622      $48,170       $47,529
U.S. Treasury Bonds, available
    for sale . . . . . . . . . . . . . .    3,969         3,969          ---           ---          ---           ---
FHLB stock..........................        2,054         2,054        1,968         1,968        1,825         1,825
                                          -------       -------      -------       -------      -------       -------
Total investments...................      $54,842       $55,296      $71,917       $72,590      $49,995       $49,354
                                          =======       =======      =======       =======      =======       =======

         The following table sets forth the amount of investment securities, excluding FHLB stock which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 1996.

                                                                  September 30, 1996
                                      ------------------------------------------------------------------------------
                                                    Over 1        Over 5
                                       1 Year      Through       Through      Over
                                      or Less      5 Years       10 Years    10 Years    Total Investment Securities
                                      -------      -------       --------    --------    ---------------------------
                                      Carrying     Carrying      Carrying     Carrying      Carrying         Market
                                       Value         Value         Value       Value         Value          Value
                                       -----         -----         -----       -----         -----          -----
                                                                (Dollars in Thousands)

U.S. Treasury Bonds ............       $30,056      $22,732     $     ---    $     ---       $52,788        $53,242
                                       =======      =======     =========    =========       =======        =======

Weighted average yield..........          5.75%        7.22%          ---%         ---%         6.37%

         At September 30, 1996, the Company's investment securities portfolio contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government or its agencies.

Sources Of Funds

         General. Deposits have traditionally been the Company's primary source of funds for use in lending and investment activities. In addition to deposits, the Company derives funds from loan amortization, prepayments, retained earnings and income on earning assets. While loan amortization and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis may be used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels. The Company has rarely borrowed on a long term basis.

         Deposits. Deposits are attracted, principally from within northeastern Indiana, particularly Allen and Adams Counties, through the offering of a broad selection of deposit instruments including NOW and other transaction accounts, fixed-rate certificates of deposit, individual retirement accounts, and savings accounts. The Company does not actively solicit or advertise for deposits outside of northeastern Indiana, particularly Allen and Adams Counties, and it does not accept brokered deposits. Substantially all of the Company's depositors are residents of northeastern Indiana, particularly Allen and Adams Counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate.

         The Company has maintained its deposit base, estimated as of September 30, 1996, at approximately 5.0% and 8.0% of the market among each of Allen County's and Adams County's banks, savings associations, and credit unions, respectively, despite a more competitive environment for deposits.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Company on a periodic basis. Determination of rates and terms are predicated on funds, acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations. The Company relies, in part, on customer service and long-standing relationships with customers to attract and retain its deposits, but also competitively prices its deposits in relation to rates offered by its competitors. For information relating to the average balance of and rates paid on the Company's deposits by category, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Average Balances, Interest Rates and Yields" in the Annual Report.

         An analysis of the Company's deposit accounts by type, maturity and rate at September 30, 1996, is as follows:

                                                        Minimum        Balance at                       Weighted
                                                        Opening       September 30,        % of         Average
Type of Account                                         Balance           1996           Deposits         Rate
---------------                                         -------           ----           --------         ----
                                                              (Dollars in Thousands except minimum balance)
Withdrawable:
  Passbook savings accounts......................       $   200         $ 16,523             6.09%         2.76%
  Money market accounts..........................         2,500            6,532             2.41          3.14
  NOW and other transactions accounts                       100           14,356             5.30           .98
                                                                        --------           ------
    Total withdrawable...........................                         37,411            13.80
                                                                        --------           ------

Certificates and IRA's (original terms):(1)
  90 days and less...............................         1,000           42,844            15.80          4.81
  91 days........................................         1,000            2,032              .75          4.88
  182 days.......................................         1,000           35,639            13.14          5.39
  12 months......................................         1,000           21,624             7.97          5.27
  18 months......................................         1,000           28,139            10.38          5.50
  24 months......................................         1,000            7,997             2.95          5.85
  30 months......................................         1,000           27,475            10.13          5.88
  36 months......................................         1,000            5,875             2.17          5.93
  48 months......................................         1,000              932              .34          5.42
  60 months......................................         1,000           19,430             7.16          6.19
  72 months......................................         1,000               19              .01          7.50
  84 months and over.............................         5,000           41,768            15.40          7.03
                                                                         -------           ------
     Total certificates and IRA's................                        233,774            86.20
                                                                        --------           ------
     Total deposits..............................                       $271,185           100.00%
                                                                        ========           ======
-----------
(1)Total IRA account  balances are $22.5 million.  The IRA accounts are included in the various CD terms with corresponding minimums.

         The following table sets forth the scheduled maturities of certificates of deposit for the years ended September 30:

               Maturity Period                 (In Thousands)
               ---------------                 --------------
                     1997 . . . . . . . . . . . .  $132,505
                     1998 . . . . . . . . . . . .    40,018
                     1999 . . . . . . . . . . . .    11,481
                     2000 . . . . . . . . . . . .     8,886
                     2001 . . . . . . . . . . . .     5,210
                     Thereafter . . . . . . . . .    35,674
                                                   --------
                                                   $233,774
                                                   ========

         The following table indicates the amount of Company certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1996.


         Maturity Period                                        (In Thousands)
         ---------------                                        --------------
Three months or less......................................          $14,765
Greater than three months through six months..............            7,551
Greater than six months through twelve months.............            6,595
Over twelve months........................................           15,336
                                                                    -------
     Total................................................          $44,247
                                                                    =======

         Borrowings. The Company focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. In the past, the Company has occasionally obtained short-term borrowings from the FHLB of Indianapolis. There are regulatory restrictions on advances from the FHLBs. See "Regulation - Federal Home Loan Bank System." These limitations are not expected to have any impact on the Company's ability to borrow from the FHLB of Indianapolis. At September 30, 1996, the Company had no borrowings outstanding and it has not had borrowings outstanding since 1984. The Company does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

Regulation

         General. The Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Company is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank. Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of September 30, 1995. When these examinations are conducted by the OTS, the examiners may require the Company to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended September 30, 1996, was approximately $78,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to establish branch offices nationwide. The Bank is in compliance with the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1996, the Company's lending limit under this restriction was $7.0 million. The Bank is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         Insurance of Accounts and Regulation by the FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to
 .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $1.65 million was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Company's results of operations for the year ended September 30, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" and "- Noninterest Expense" in the Annual Report. As a result of the special assessment, the Bank's annual deposit insurance premiums will be reduced to approximately $285,000 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

         Regulatory Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 1996, the Bank did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. At September 30, 1996, the Bank did not have any subsidiaries.

         At September 30, 1996, the Bank had tangible capital of $38.5 million, or 12.13% of adjusted total assets, which is approximately $33.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1996, the Bank had no intangibles which were subject to these tests.

         At September 30, 1996, the Bank had core capital equal to $38.5 million, or 12.13% of adjusted total assets, which is $28.9 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1996, the Bank had no capital instruments that qualify as supplementary capital and $1.4 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at September 30, 1996.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On September 30, 1996, the Bank had total capital of $39.8 million (including $38.5 million in core capital) and risk-weighted assets of $146.8 million (with $4.2 million of converted off-balance sheet assets); or total capital of 27.12% of risk-weighted assets. This amount was $28.1 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver. The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Company or the Bank may have a substantial adverse effect on the Company's operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 1996, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 22.9% and a short-term liquid assets ratio of 14.2%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held to maturity, available for sale, or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 1996, the Bank met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was last examined for CRA compliance in January 1996 and received a rating of "satisfactory."

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals. The Bank is in compliance with this requirement.

         Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal Securities Law. The stock of the Company is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At September 30, 1996, the Company had approximately $2.1 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 9.17% and were 7.86% for fiscal 1996.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

         Federal Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

         Under the percentage of taxable income method, the percentage bad debt deduction could not exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (I) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equalled the amount by which 12% of the amount comprising savings accounts at year-end exceeded the sum of surplus, undivided profits and reserves at the beginning of the year.

         In August 1996, legislation was enacted that repeals the above-described reserve method of accounting (including the percentage of taxable income method) used by many thrift institutions to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to .12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million. The environmental tax expires as of January 1, 1997.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1996, the Bank's Excess for tax purposes for which no deferred tax liability has been established totaled approximately $7.6 million.

         The Bank files federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company intends to file consolidated federal income tax returns with the Bank. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         State Taxation. For its taxable period beginning January 1, 1990, the Bank became subject to Indiana's new Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." The Bank is also subject to FIT. "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications, the most notable of which is the required add back of interest that is tax-free for federal income tax purposes. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. The Bank's state income tax returns have not been audited in recent years.

Competition

         The Company originates most of its loans to, and accepts most of its deposits from, residents of northeastern Indiana, primarily Allen and Adams Counties. The Company is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in northeastern Indiana, particularly Allen and Adams Counties, with significantly larger resources than the Company. In total, there are 36 financial institutions located in Allen County, Indiana, including the Bank. These financial institutions consist of eight banks, two savings associations (or thrifts) and 26 credit unions. The Company must also compete with banks, thrifts, and credit unions throughout northeastern Indiana since media advertising from across this region reaches the Fort Wayne community. The Company also competes with money market funds and with insurance companies with respect to its individual retirement accounts and savings investments.

         Competition has increased in recent years due to changes in Indiana law permitting (i) state wide branching by national and state banks and savings associations and (ii) nationwide acquisitions on a reciprocal basis of and by Indiana banks and bank holding companies. Indiana law permits acquisitions of Indiana banks and bank holding companies by certain non-Indiana federal and state FDIC-insured institutions and their holding companies if the laws of their home state permit Indiana bank holding companies to acquire banks and bank holding companies of that state.

         The primary factors influencing competition for deposits are interest rates, service, and convenience of office locations. The Company competes for loan originations primarily through the efficiency and quality of services it provides borrowers, builders and Realtors and through interest rates and loan fees it charges. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable. The Company attempts to differentiate itself from other providers of financial services by emphasizing the local and personalized nature of its service as well as its strong capital base. In September 1996, the Company originated approximately 8.0% and 6.0% of the mortgages recorded in Allen and Adams Counties, respectively. As of September 30, 1996, the Company had approximately 5.0% and 8.0% of all financial institution deposits in each of Allen and Adams Counties, respectively.

Employees

         As of September 30, 1996, the Company employed 76 persons on a full-time basis and five persons on a part-time basis. None of the Company's employees are represented by a collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Company and the Bank Who Are Not Directors

         The following information as to the business experience during the past five years is supplied with respect to the executive officers of the Company and the Bank who do not serve on the Company's or the Bank's Board of Directors. There are no arrangements or understandings between such persons named and any persons pursuant to which such officers were selected.

         John E. Fitzgerald (age 47) has served as Vice President of the Bank since 1993. He also currently serves as the Community Reinvestment Act
Compliance Officer of the Bank. Prior to that, he was an Assistant Vice President, Assistant Secretary, Loan Officer and Loan Representative of the Bank. He has worked for the Bank since 1976.

         Gary L. Hemrick (age 51) has served as Vice President and Secretary of the Company since its incorporation, Vice President of the Bank since 1983 and has been Vice President in charge of branch operations at the Bank since 1987. Mr. Hemrick has been employed by the Bank since 1976.

         Donald E. Thornton (age 55) has been Vice President in charge of lending since 1988. He was elected Secretary in 1977. Mr. Thornton, as Branch Manager, opened the Decatur Branch in October, 1973. He has worked for the Bank since 1972.

Item 2.  Description of Property

         At September 30, 1996, the Company conducted its business from its main office at 132 East Berry Street, P.O. Box 989, Fort Wayne, Indiana 46801-0989 and seven branch offices. An eighth branch office opened in November 1996. All nine offices are full-service offices. Management believes that the Company's facilities are adequate to meet the present and foreseeable needs of the Company and the Bank.

         The following table provides certain information with respect to the Company's offices as of September 30, 1996:

                                                          Lease                                Net Book Value of
                                  Owned or     Year    Expiration     Total Deposits at      Property, Furniture        Approximate
                                   Leased     Opened      Date        September 30, 1996          and Fixtures       Square Footage
                                   ------     ------      ----        ------------------          ------------       --------------
                                                                      (Dollars in Thousands)
Main Office                         Owned      1916        ---               $57,751                  $1,077            10,500
132 E. Berry Street
Fort Wayne, IN 46802

Southtown Mall                    Leasehold    1971      4/30/01              44,594                      15             2,278
1110 E. Tillman Road
Fort Wayne, IN 46816

Decatur                            Leased      1973      6/26/00              36,284                     ---             2,000
101 N. Second Street
Decatur, IN 46733

Canterbury                         Leased      1975      10/1/99              36,384                       4             1,800
5611 St. Joe Road
Fort Wayne, IN 46835

Covington/Times Corner              Owned      1977        ---                32,678                     132             2,064
6128 Covington Road
Fort Wayne, IN 46804

West State                          Owned      1987        ---                23,355                     234             2,048
926 W. State Boulevard
Fort Wayne, IN 46808

New Haven                           Owned      1987        ---                14,949                     279             2,221
1230 Lincoln Highway E.
New Haven, IN 46774

Georgetown                          Owned      1992        ---                25,190                     449             2,563
6411 State Boulevard
Fort Wayne, IN  46815

Dupont Crossing                     Owned     1996(1)      ---                ---(1)                     405(1)          2,800
720 E. Dupont Road
Fort Wayne, IN 46825
   --------------------
(1) The Dupont  Crossing  office  opened in  November  1996.  The net book value reflects the capital expenditure on the project as of September 30, 1996.

         The Company owns computer and data processing equipment which is used for transaction processing and accounting. The net book value of electronic data processing equipment owned by the Company was approximately $40,000 at September 30, 1996. The Company also has contracted for the data processing and reporting services of NCR Corporation. The cost of these data processing services is approximately $12,000 per month.

Item 3.  Legal Proceedings

         From time to time the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, the Company is not a party to any material pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1996.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters


         Page 37 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Selected Financial Data

         Pages 2 and 3 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 3 through 12 of the attached 1996 Annual Report to Stockholders are herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

         Pages 13 through 35 of the attached 1996 Annual Report to Stockholders are herein incorporated by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         Information concerning Directors of the Registrant is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 28, 1997, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 28, 1997, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 28, 1997, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 13. Certain Relationships and Related Transactions

         No information was required to be reported by the Company under Item 404 of Regulation S-K for the fiscal year ended September 30, 1996.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) (1)  Financial Statements:

         The following information appearing in the Registrant's Annual Report to Shareholders for the year ended September 30, 1996, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

                              Annual Report Section
                              ---------------------

Report of Independent Auditors

Consolidated Statements of Balance Sheets at September 30, 1996 and 1995

Consolidated  Statements of Income for the years ended  September 30, 1996, 1995 and 1994

Consolidated  Statement of Changes in  Shareholders'  Equity for the years ended
     September 30, 1996, 1995 and 1994

Consolidated  Statements  of Cash Flows for the years ended  September 30, 1996,
     1995 and 1994

Notes to Consolidated Financial Statements


         (a) (2)  Financial Statement Schedules:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

         (a) (3)  Exhibits:

                                                                                    Reference to
Regulation                                                                        Prior Filing or
S-K Exhibit                                                                        Exhibit Number
  Number                                 Document                                 Attached Hereto
  ------                                 --------                                 ---------------
2                      Plan of acquisition, reorganization, arrangement,                None
                       liquidation or succession
3                      Certificate of Incorporation and Bylaws                           *
4                      Instruments defining the rights of security                       *
                       holders, including indentures
9                      Voting trust agreement                                           None
10.1                   Employment Agreements of W. Paul Wolf,                            *
                       Matthew P. Forrester, Gary L. Hemrick, Donald
                       E. Thornton and John E. Fitzgerald
10.2                   Employee Stock Ownership Plan                                     *
10.3                   1995 Stock Option and Incentive Plan                              **
10.4                   Recognition and Retention Plan                                    **
11                     Statement re: computation of per share earnings              Not required
12                     Statement re: computation or ratios                          Not required
13                     Annual Report to Security Holders                                 13
16                     Letter re: change in certifying accountants                      None
18                     Letter re: change in accounting principles                       None
21                     Subsidiaries of Registrant                                        21
22                     Published report regarding matters submitted to                  None
                         vote of security holders
23                     Consent of experts and counsel                                    23
24                     Power of Attorney                                            Not required
27                     Financial Data Schedule                                           27
28                     Information from reports furnished to State                      None
                         insurance regulatory authorities
99                     Additional exhibits                                              None
     -------------------
     *Filed on December  23,  1995,  as exhibits to the  Registrant's  Form SB-2 registration statement  (Registration No. 33-87906),  pursuant to the Securities
Act of 1933.  All of such  previously  filed  documents are hereby  incorporated herein by reference in accordance with Item 601 of Regulation S-K.

     **Filed as Exhibits  10.3 and 10.4 to the  Company's  Annual Report on Form
10-K (File No. 0-22376) for the fiscal year ended September 30, 1995 and incorporated herein by reference in accordance with Item 601 of regulation S-K.

         (b)  Reports on Form 8-K:

         The following report on Form 8-K was filed by the Company during the last quarter of the period covered by this report.

       Date of Report                           Subject
       --------------                           -------
         10-28-96         Press Release with regard to fiscal 1996 earnings
         10-07-96         Press Release relative to Home Bancorp on Special SAIF
                          Assessment

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HOME BANCORP



Date:                                By: /s/W. Paul Wolf
                                         ---------------
                                         W. Paul Wolf
                                         Chairman of the Board, President
                                         and Chief Executive Officer
                                         (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/W. Paul Wolf                             s/sMatthew P. Forrester
---------------                             -----------------------
W. Paul Wolf, Chairman of the Board         Matthew P. Forrester, Director, Vice
 President and Chief Executive Officer      President and Treasurer (Chief
 (Principal Executive Officer)              Accounting Officer and Principal
                                            Financial Officer)

Date:                                       Date:



/s/Philip Andorfer                          Walter A. McComb, Jr.
------------------                          ---------------------
C. Philip Andorfer, Director                Walter A. McComb, Jr., Director

Date:                                       Date:



/s/Daniel F. Fulkerson                      Richard P. Hormann
----------------------                      ------------------
Daniel F. Fulkerson, Director               Richard P. Hormann, Director

Date:                                       Date:



/s/Rod M. Howard                            Luben Lazoff
----------------                            ------------
Rod M. Howard, Director                     Luben Lazoff, Director

Date:                                       Date:

                                Index to Exhibits


           Exhibit
           Number
           ------


            13              Annual Report to Security Holders

            21              Subsidiaries of the Registrant

            23              Consent of Experts and Counsel

            27              Financial Data Schedule