Form 10-Q
period 1996-12-31
HOME BANCORP/IN
filed 1997-02-10
CIK 916822

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 31, 1996                  Commission File No. 0-22376


                                  HOME BANCORP
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


         Indiana                                                   35-1906765
--------------------------------------------------------------------------------
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


132 East Berry Street, P.O. Box 989, Fort Wayne, Indiana           46801-0989
-------------------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number, including area code 219-422-3502
--------------------------------------------------------------------------------


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

                       Yes [ X ]   No  [  ]

As of December 31, 1996, there were 3,381,385 shares of common stock issued and 2,652,613 shares outstanding.

                                  HOME BANCORP
                               Fort Wayne, Indiana

                                    FORM 10-Q

                                      INDEX



PART I.  FINANCIAL INFORMATION


         Item 1.    Financial Statements of Home Bancorp

                    Consolidated Balance Sheets as of 1 December 31, 1996 and September 30, 1996.

                    Consolidated Statements of Income for the three months ended December 31, 1996 and 1995

                    Consolidated Statements of Cash Flows for the three months ended December 31, 1996 and 1995

                    Notes to Consolidated Financial Statements

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations




PART II. OTHER INFORMATION

             SIGNATURES

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1996

                                                                 (Unaudited)
                                                                 December 31,    September 30,
                              ASSETS                                  1996            1996
                                                                -------------    -------------
Cash on hand and in other banks .............................   $   1,412,734    $   1,206,753
Interest earning deposits in other banks ....................       7,312,347        4,615,815
Federal funds sold ..........................................      11,800,000        6,100,000
                                                                -------------    -------------
Cash and cash equivalents ...................................      20,525,081       11,922,568
Investment securities available for sale ....................       4,005,625        3,969,375
Investment securities held to maturity
   (Market value $37,205,000; $49,272,500) ..................      36,810,077       48,818,448
Loans receivable, net
   (Allowance for loan losses $1,386,189; $1,385,589) .......     256,533,741      250,305,646
Federal Home Loan Bank stock ................................       2,054,200        2,054,200
Accrued interest receivable .................................       2,059,262        2,260,499
Bank premises & equipment ...................................       2,806,767        2,594,917
Intangible assets ...........................................            --               --
Foreclosed real estate, net .................................            --               --
Deferred & current income taxes .............................         306,772          514,781
Other assets ................................................          66,474          261,480
                                                                -------------    -------------
TOTAL ASSETS ................................................   $ 325,167,999    $ 322,701,914
                                                                =============    =============


                              LIABILITIES

Deposits ....................................................   $ 277,039,872    $ 271,185,467
Borrowings ..................................................            --               --
Advances from borrowers for taxes and insurance .............       1,231,376        1,886,859
Accrued interest payable ....................................       1,097,285          950,694
Other liabilities ...........................................         318,627        1,987,566
                                                                -------------    -------------
TOTAL LIABILITIES ...........................................     279,687,160      276,010,586
                                                                -------------    -------------

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
(continued)

                                                                 (Unaudited)
                                                                 December 31,    September 30,
                                                                    1996            1996
                                                                -------------    -------------
                         STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares
authorized,  none issued ....................................            --               --
Common stock, no par value, 10,000,000 shares authorized,
3,381,385; 3,381,505 issued, 2,652,613; 2,762,350 outstanding      33,801,763       33,758,217
Retained earnings ...........................................      25,729,734       25,181,166
Unearned ESOP compensation ..................................      (1,943,228)      (2,001,177)
Unearned RRP compensation ...................................        (894,002)        (955,589)
Treasury stock 728,772 appreciation; 619,155 shares, at cost      (11,239,372)      (9,294,413)
Net unrealized appreciation on securities available for sale           25,944            3,124
                                                                -------------    -------------
TOTAL STOCKHOLDERS' EQUITY ..................................      45,480,839       46,691,328
                                                                -------------    -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ....................   $ 325,167,999    $ 322,701,914
                                                                =============    =============

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
(Unaudited)


                                                          Three months ended:
                                                             December 31,
                                                        1996             1995
                                                     ----------       ----------
INTEREST INCOME
Loans receivable .............................       $4,970,921       $4,311,733
Investment securities ........................          999,083        1,402,185
                                                     ----------       ----------
Total interest income ........................        5,970,004        5,713,918

INTEREST EXPENSE
Deposits .....................................        3,619,445        3,491,779
Borrowings ...................................             --               --
                                                     ----------       ----------
Total interest expense .......................        3,619,445        3,491,779

Net interest income ..........................        2,350,559        2,222,139
Provision for loan losses ....................              600            6,000
                                                     ----------       ----------
Net interest income after provision ..........        2,349,959        2,216,139

NON-INTEREST INCOME
Net gain-sale of interest earning assets .....             --              2,112
Net gain-sale of real estate .................             --               --
Fees and service charges .....................           59,071           54,808
                                                     ----------       ----------
Total non-interest income ....................           59,071           56,920

NON-INTEREST EXPENSE
Compensation & employee benefits .............          705,715          626,571
Net occupancy & equipment ....................          143,488          133,248
FDIC insurance premiums ......................          152,337          144,137
Other general & administrative expenses ......          297,261          295,511
                                                     ----------       ----------
Total non-interest expense ...................        1,298,801        1,199,467

Earnings before income tax ...................        1,110,229        1,073,592
Income tax expense ...........................          459,229          444,592
                                                     ----------       ----------


NET INCOME ...................................       $  651,000       $  629,000
                                                     ==========       ==========

Earnings per share ...........................       $     0.26       $     0.20

                                                  HOME BANCORP
                                               Fort Wayne, Indiana

                                            STATEMENTS OF CASH FLOWS

                                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                                   (Unaudited)

                                                                                      1996               1995
                                                                                      ----               ----
CASH FLOW FROM OPERATING ACTIVITIES
 Net Income ...............................................................     $    651,000      $    629,000
  Adjustments to reconcile net income to net cash from operating activities
       Depreciation .......................................................           47,072            43,571
      Provision for loan losses ...........................................              600             6,000
      Gain on sale of securities ..........................................            - - -             - - -
      Gain on sale of loans ...............................................            - - -            (2,112)
      Gain on sale of foreclosed real estate ..............................            - - -             - - -
      Loans originated for sale ...........................................            - - -          (121,388)
      Proceeds from loan sales ............................................            - - -           123,500
      ESOP expense ........................................................           86,589            79,412
      Amortization of RRP contribution ....................................           59,757             - - -
      Loss on disposal of premises and equipment ..........................            - - -             - - -
      Amortization of premiums and accretion of discounts, net ............          (23,250)          (33,669)
      Change in
             Accrued interest receivable ..................................          201,237           263,862
             Other liabilities ............................................       (1,522,348)          (98,695)
             Other assets .................................................          469,622           385,982
                                                                                ------------      ------------
                  Net cash from operating activities ......................          (29,721)        1,275,463

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from maturities of securities held to maturity ...........       12,000,000        13,000,000
        Proceeds from investment securities ...............................            - - -             - - -
        Proceeds from sales of securities available for sale ..............            - - -             - - -
        Purchase of securities available for sale .........................            - - -             - - -
        Purchase of securities held to maturity ...........................            - - -             - - -
        Purchase of investment securities .................................            - - -             - - -
        Purchase of Federal Home Loan Bank stock ..........................            - - -             - - -
        Net change in loans ...............................................       (6,228,695)       (7,174,161)
        Purchase of premises and equipment ................................         (258,922)          (22,133)
                                                                                ------------      ------------
                  Net cash from investing activities ......................        5,512,383         5,803,706

CASH FLOW FROM FINANCING ACTIVITIES
        Net change in deposit .............................................        5,854,405         1,712,251
        Decrease in advance payments by borrowers for taxes
           and insurance ..................................................         (655,483)         (611,104)
        Purchase of treasury stock ........................................       (1,944,959)            - - -
        Cash dividends paid ...............................................         (134,112)            - - -
                                                                                ------------      ------------
                 Net cash from financing activities .......................        3,119,851         1,101,147
                                                                                ------------      ------------

                                                  HOME BANCORP
                                               Fort Wayne, Indiana

                                            STATEMENTS OF CASH FLOWS

                                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                                   (Unaudited)
                                                   (continued)
                                                                                      1996               1995
                                                                                      ----               ----
Net change in cash and equivalents ........................................        8,602,513         8,180,316
Cash and cash equivalents, beginning of period ............................       11,922,568        21,389,727
                                                                                ------------      ------------
Cash and cash equivalents, end of period ..................................     $ 20,525,081      $ 29,570,043
                                                                                ============      ============

Supplemental disclosures of cash flow information
      Cash paid for
           Interest on deposits ...........................................     $  3,472,854      $  3,498,383
           Income taxes ...................................................          262,976           444,592

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

The interim financial statements at December 31, 1996 and for the interim periods ended December 31, 1996 and 1995 are unaudited, but reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

Federal regulations require that, upon conversion from a mutual to stock form of ownership, a liquidation account" be established by restricting a portion of net worth for the benefit of eligible and supplemental eligible account holders who maintain their savings accounts with the Bank after conversion. In the event of a complete liquidation (and only in such event), each such savings account holder who continues to maintain his savings account shall be entitled to receive a distribution from the liquidation account after payment to all creditors, but before any liquidation distribution with respect to capital stock. This account will be proportionately reduced for any subsequent reduction in the eligible and supplemental eligible account holder's savings accounts.

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

E. Changes in Method of Accounting

Effective October 1, 1996 the Company adopted the following Statements of Accounting Financial Standards (SFAS). These accounting statements include:

         1) SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"
         2) SFAS No. 122, "Accounting for Mortgage Servicing Rights"
         3) SFAS No. 123, "Accounting for Stock-Based Compensation"
         4) SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"

Management determined the current impact of the adoption of these statements on the financial position or results of operations of the Company was not material.

F. Earnings Per Share

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

When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", "believe" or similar expressions are intended to identify 'forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in the levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

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

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued

Financial Condition

The Company's total assets were $325.2 million as of December 31, 1996 compared to $322.7 million as of September 30, 1996, an increase of $2.5 million. For the same period, equity decreased from $46.7 million as of September 30, 1996 to $45.5 million as of December 31, 1996. The modest growth in total assets and the decrease in equity for the period ended December 31, 1996, was the result of the repurchase of 109,617 shares of the Company's common stock held as treasury stock. The treasury stock purchases represented $1.9 million.

Deposits increased $5.8 million for the three months ended December 31, 1996 from $271.2 million as of September 30, 1996 to $277.0 million as of December 31, 1996.

Cash and cash equivalents increased from $11.9 million as of September 30, 1996 to $20.5 million as of December 31, 1996, an increase of $8.6 million.
Investment securities held to maturity decreased $12.0 million, from $48.8 million as of September 30, 1996 to $36.8 million as of December 31, 1996. As of December 31, 1996 and September 30, 1996, the Company had $4.0 million in securities held as available for sale. The decrease in investment securities was the result of investment maturities during the period, used to fund the increase in cash and cash equivalents, to fund the stock repurchase program, and growth in the loan portfolio.

Loans receivable increased $6.2 million, primarily from 1-4 family residential originations, from $250.3 million at September 30, 1996 to $256.5 million at December 31, 1996. Accrued interest receivable decreased from $2.3 million to $2.1 million as of December 31, 1996, as a decrease on accrued investment securities offset increases from loan receivables during the period. Bank premises and equipment during the quarter increased $0.2 million primarily from construction expenditures associated with the Bank's ninth branch office located north of Fort Wayne. Income taxes, current and deferred, as of December 31, 1996 reflect a decrease of $0.2 million during the period associated with the payment of current tax liabilities.

Advances from borrowers for taxes and insurance decreased from $1.9 million as of September 30, 1996 to $1.2 million as of December 31, 1996 due to the timing of semi-annual payments of real estate taxes and annual insurance premiums on behalf of loan customers.

Results of Operation


General. Net income for the three months ended December 31, 1996 increased by $22,000, or 3.5%, to $651,000 from $629,000 for the same period in 1995. This increase is attributable to an increase in net interest income for the period that more than offset increased non-interest expenses during the period.

                                  Home Bancorp
                                 Fort Wayne, IN

                      Management's Discussion and Analysis
                  Financial Condition and Results of Operation

                                Item 2 Continued

Net Interest Income. The Company's net income is primarily dependent upon net interest income. The $256,000 increase in net interest income for the three month period ended December 31, 1996 compared to the same period in 1995, was primarily the result of improving net interest rate spreads. The average yield on interest-earning assets increased from 7.30% to 7.40% for the like three month period ended December 31 due to higher market interest rates and increases in outstanding loan balances. For the three month like periods, these increases were enhanced by a decrease in the rates paid on deposits. For the three months ended December 31,1996, the average cost of interest-bearing liabilities was 5.26% compared to 5.41% for the like period in 1995. This fluctuation is attributable to general changes in market rates on deposits.

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

Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy for loan losses. The provision for loan losses increased by $600 for the three months ended December 31, 1996 and $6,000 compared to the corresponding period in 1995. This change is attributable to management's analysis of the adequacy of the allowance for loan losses to both recognizable and unforeseen losses. At December 31, 1996, the Company's allowance for loan losses totaled $1.4 million or .54% of net loans receivable and 674.90% of total nonperforming loans.

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

The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a current level which it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination as to the amount of the allowance for loan losses is subject to review by the OTS, as part of their examination process, which may result in the establishment of an additional allowance based upon their judgement of the information available to them at the time of their examination.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued

Non-Interest Income. Non-interest income consists primarily of service fees on deposit accounts and loan servicing fees. Non-interest income increased approximately $2,000 for the three month period ended December 31, 1996 in comparison to the like period in 1995. This modest increase was the result of service related fees and safety deposit box income.

Non-Interest Expense. Non-interest expenses were $1,298,801 for the three period ended December 31, 1996 compared to $1,199,467 reported for the same period in 1995. For the period ended December 31, 1996, compensation and employee benefits increased $79,144 compared to the same period in 1995 due to contributions to the defined retirement program, staffing requirements from the opening of an additional branch office, and normal inflationary increases to salaries. Net occupancy and equipment expense increased $10,240 for period ended December 31, 1996 compared to the same period in 1995 from operating expenses associated with the additional branch office and non-recurring charges and equipment purchases.

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

                                                                     At and For
                                                                Three Months Ended
                                                                    December 31,


  FINANCIAL HIGHLIGHTS (Averages)                              1996             1995
                                                           ------------     ------------
Return on assets ......................................         0.80%            0.80%
Return on equity ......................................         5.66%            4.62%
Yield on interest-earning assets ......................         7.40%            7.30%
Cost of interest-bearing liabilities ..................         5.26%            5.41%
Net interest spread ...................................         2.14%            1.89%
Net interest rate margin ..............................         2.90%            2.83%
Net interest income to operating (G&A) expenses .......       180.98%          185.26%
Operating (G&A) expenses to assets ....................         1.60%            1.53%
Non-interest income to assets .........................         0.07%            0.07%
Interest-earning assets to interest-bearing liabilities       115.88%          120.68%
Efficiency ratio ......................................        53.90%           52.63%
Equity to assets ......................................        14.21%           17.33%
Tangible equity to assets .............................        14.21%           17.33%
Average assets (dollars in thousands) .................    $ 323,859        $ 314,008

ASSET QUALITY RATIOS
Non-performing assets to total assets .................         0.06%            0.08%
Non-performing loans to net loans .....................         0.08%            0.11%
Allowance for loan losses to net loans ................         0.54%            0.62%
Allowance for loan losses to non-performing loans .....       674.90%          555.49%
Net charge offs to loans ..............................           --               --
Loans to deposits .....................................        92.60%           85.94%
Loans to assets .......................................        78.89%           70.37%

PER COMMON SHARE
Net income ............................................    $    0.26        $
Book value ............................................    $   17.15        $   16.19
Tangible book value ...................................    $   17.15        $   16.19

STOCK PRICE
High ..................................................    $   19.50        $   16.00
Low ...................................................    $   16.00        $   14.50
Close .................................................    $   19.00        $   15.25

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                Item 2 Continued

Liquidity and Capital Resources

The Company's primary source of funds are deposits, principal and interest payments on loans, and maturities of investment securities. While maturities of investment securities and scheduled amortizations of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, if the Bank requires additional funds beyond its ability to acquire them locally, it has borrowing capability through the Federal Home Loan Bank (the "FHLB") of Indianapolis. At December 31, 1996, the Bank had no advances from the FHLB of Indianapolis or other borrowings outstanding and has not had any such advances or other borrowings outstanding since 1983.

Home Loan Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The standard measure of liquidity for thrift institutions is the ratio of qualifying assets due within one year to net withdrawable savings. Currently the minimum requirement is 5%. At December 31, 1996, the Bank's liquidity ratio was 20.52%. As of December 31, 1995, the Bank's liquidity was 29.22%.

The Bank uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Bank anticipates that it will have sufficient funds available to meet current loan commitments and those liquidity needs. At December 31, 1996, the Bank had outstanding commitments to extend credit which amounted to $11.7 million (including $8.8 million in unused lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs.

The institution is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision. Regulatory standards impose the following capital requirements: a risk-based capital expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 1996, the Bank's capital totaled $38.5 million, or 12.03% of tangible and core capital. Risk-based capital totaled $39.9 million, or represented 26.50% of risk-based assets. The institution substantially exceeded all regulatory capital standards.

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

         None

Item 3   Defaults Upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996. Subsequent to December 31, 1996, however, the following matters were voted on:

         (a) Annual Meeting of Shareholders meeting date: January 28, 1997 (b) Meeting of January 28, 1997 involved the election of two (2) directors, Messrs. Daniel F. Fulkerson and Walter A. McComb, Jr. The expiration of their terms and those directors continuing in office are as follows:

                           Director                  Expiration of Term
                           --------                  ------------------

                      Daniel F. Fulkerson                   2000
                      Walter A. McComb, Jr.                 2000
                      Matthew P. Forrester                  1999
                      Rod M. Howard                         1999
                      Luben Lazoff                          1999
                      C. Philip Andorfer                    1998
                      Richard P. Hormann                    1998
                      W. Paul Wolf                          1998

                                  Home Bancorp
                                 Fort Wayne, IN


                            Part II Other Information

         (c) Matters voted upon at the Annual Meeting on January 28, 1997 included the following items and the number of votes cast included:

                  Election of Directors            Votes For       Votes Against
                  ---------------------            ---------       -------------

                  Daniel F. Fulkerson              2,229,051          22,927
                  Walter A. McComb, Jr.            2,224,001          27,977


                                                                   Votes Against
                  Ratification of Auditor          Votes For        Or Withheld

                  Crowe Chizek                     2,232,841          19,137
                  and Company, LLP

Item 5   Other Information

         None

Item 6   Exhibits and Reports on Form 8-k

         Press releases filed on Form 8-k for the quarter ended December 31, 1996 include:


                  Date of Report                                  Subject
                  --------------                                  -------

                  October 28, 1996    Fiscal   Year   1996   Earnings    Report,
                                      Quarterly Dividend Declaration



                  December 23, 1996   Announcement   of   Completion   of  Stock
                                      Repurchase, and of the Announcement of the 5th Stock Repurchase Program

                                  Home Bancorp
                                 Fort Wayne, IN


                                   Signatures



         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         Home Bancorp



         Date: February 10, 1997                   /s/ W. Paul Wolf
                                                   ----------------
                                                   W. Paul Wolf
                                                   Chairman, President, CEO


         Date: February 10, 1997                   /s/ Matthew P. Forrester
                                                   ------------------------
                                                   Matthew P. Forrester
                                                   Vice President, Treasurer