Form 10-Q
period 1997-03-31
HOME BANCORP/IN
filed 1997-05-02
CIK 916822

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1997                     Commission File No. 0-22376


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

                       Yes [ X ]   No  [  ]

As of March 31, 1997, there were 3,381,385 shares of common stock issued and 2,623,213 shares outstanding.

                                  HOME BANCORP
                               Fort Wayne, Indiana


                                    FORM 10-Q


                                      INDEX





PART I.  FINANCIAL INFORMATION


     Item 1.    Financial Statements of Home Bancorp

                Consolidated Balance Sheets as of March 31, 1997
                and September 30, 1996
                Consolidated Statements of Income for the three months and six months ended March 31, 1997 and 1996

                Consolidated Statements of Cash Flows for the six months ended March 31, 1997 and 1996

                Notes to Consolidated Financial Statements

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations




PART II. OTHER INFORMATION


     SIGNATURES

   HOME BANCORP
   And wholly owned subsidiary
   HOME LOAN BANK fsb
   Fort Wayne, Indiana

   CONSOLIDATED BALANCE SHEETS
   AS OF MARCH 31, 1997 (unaudited) and SEPTEMBER 30, 1996




                                                                           (unaudited)
                               ASSETS                                     March 31, 1997      September 30, 1996
                                                                          --------------      ------------------
Cash on hand and in other banks ....................................       $   1,349,307        $   1,206,753
Interest earning deposits in other banks ...........................           8,478,648            4,615,815
Federal funds sold .................................................          11,800,000            6,100,000
                                                                           -------------        -------------
Cash and cash equivalents ..........................................          21,627,955           11,922,568
Investment securities available for sale ...........................           3,939,375            3,969,375
Investment securities held to maturity
     (Market value $34,085,313; $49,272,500) .......................          33,889,321           48,818,448
Loans receivable, net
     (Allowance for loan losses $1,386,789; $1,385,589) ............         260,774,179          250,305,646
Federal Home Loan Bank stock .......................................           2,054,200            2,054,200
Accrued interest receivable ........................................           1,988,440            2,260,499
Bank premises & equipment ..........................................           2,763,476            2,594,917
Intangible assets ..................................................                --                   --
Foreclosed real estate, net ........................................                --                   --
Deferred & current income taxes ....................................             485,217              514,781
Other assets .......................................................             267,082              261,480
                                                                           -------------        -------------
TOTAL ASSETS .......................................................       $ 327,789,245        $ 322,701,914
                                                                           =============        =============


                               LIABILITIES

Deposits ...........................................................       $ 278,751,145        $ 271,185,467
Borrowings .........................................................                --                   --
Advances from borrowers for taxes and insurance ....................           2,074,861            1,886,859
Accrued interest payable ...........................................             976,441              950,694
Other liabilities ..................................................             274,146            1,987,566
                                                                           -------------        -------------
TOTAL LIABILITIES ..................................................         282,076,593          276,010,586
                                                                           -------------        -------------

   HOME BANCORP
   And wholly owned subsidiary
   HOME LOAN BANK fsb
   Fort Wayne, Indiana

   CONSOLIDATED BALANCE SHEETS
   AS OF MARCH 31, 1997 (unaudited) and SEPTEMBER 30, 1996
   (continued)



                                                                           (unaudited)
                               STOCKHOLDERS' EQUITY                       March 31, 1997      September 30, 1996
                                                                          --------------      ------------------
Preferred stock, no par value, 5,000,000 shares authorized,
     none issued ...................................................                --                   --
Common stock, no par value, 10,000,000 shares authorized,
     3,381,385; 3,381,505 issued, 2,623,213; 2,762,350 outstanding .          33,855,702           33,758,217
Retained earnings, substantially restricted ........................          26,408,160           25,181,166
Unearned ESOP compensation .........................................          (1,885,278)          (2,001,177)
Unearned RRP compensation ..........................................            (834,405)            (955,589)
Treasury stock 758,172; 619,155 shares, at cost ....................         (11,812,784)          (9,294,413)
Net unrealized (loss) gain on securities available for sale ........             (18,743)               3,124
                                                                           -------------        -------------
TOTAL STOCKHOLDERS' EQUITY .........................................          45,712,652           46,691,328
                                                                           -------------        -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ...........................       $ 327,789,245        $ 322,701,914
                                                                           =============        =============

   HOME BANCORP
   And wholly owned subsidiary
   HOME LOAN BANK fsb
   Fort Wayne, Indiana


CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
(unaudited)

                                              3 Months Ended: March 31,       6 Months Ended: March 31,
                                              -------------------------       -------------------------
                                                 1997            1996            1997            1996
                                             -----------     -----------     -----------     -----------
INTEREST INCOME
Loans receivable .......................     $ 5,015,720     $ 4,427,347     $ 9,986,641     $ 8,739,080
Investment securities ..................         952,725       1,228,639       1,951,807       2,630,825
                                             -----------     -----------     -----------     -----------
Total interest income ..................       5,968,445       5,655,986      11,938,448      11,369,905

INTEREST EXPENSE
Deposits ...............................       3,608,685       3,415,525       7,228,130       6,907,304
Borrowings .............................            --              --              --
                                             -----------     -----------     -----------     -----------
Total interest expense .................       3,608,685       3,415,525       7,228,130       6,907,304


Net interest income ....................       2,359,760       2,240,461       4,710,318       4,462,601
Provision for loan losses ..............             600           6,000           1,200          12,000
                                             -----------     -----------     -----------     -----------
Net interest income after provision ....       2,359,160       2,234,461       4,709,118       4,450,601
                                             -----------     -----------     -----------     -----------

NON-INTEREST INCOME
Net gain-sale of interest earning assets            --              --              --             2,112
Net gain-sale of real estate ...........            --              --              --              --
Fees and service charges ...............          55,455          57,778         114,526         112,585
                                             -----------     -----------     -----------     -----------
Total non-interest income ..............          55,455          57,778         114,526         114,697

   HOME BANCORP
   And wholly owned subsidiary
   HOME LOAN BANK fsb
   Fort Wayne, Indiana


CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
(unaudited) (continued)

                                              3 Months Ended: March 31,       6 Months Ended: March 31,
                                              -------------------------       -------------------------
                                                 1997            1996            1997            1996
                                             -----------     -----------     -----------     -----------
NON-INTEREST EXPENSE
Compensation & employee benefits .......         655,517         605,325       1,361,232       1,231,895
Net occupancy & equipment ..............         140,657         129,489         284,145         262,737
FDIC insurance premiums ................          10,342         147,050         162,679         291,187
Other general & administrative expenses          268,523         275,909         565,783         571,421
                                             -----------     -----------     -----------     -----------
Total non-interest expense .............       1,075,039       1,157,773       2,373,839       2,357,240


Earnings before income tax .............       1,339,576       1,134,466       2,449,805       2,208,058
Income tax expense .....................         539,576         469,466         998,805         914,058
                                             -----------     -----------     -----------     -----------


NET INCOME .............................     $   800,000     $   665,000     $ 1,451,000     $ 1,294,000
                                             ===========     ===========     ===========     ===========

Earnings per share .....................     $      0.33     $      0.22     $      0.59     $      0.43

Average number of shares ...............       2,440,266       2,966,988       2,474,875       3,039,780


                                                  HOME BANCORP

                                              Fort Wayne, Indiana

                                            STATEMENTS OF CASH FLOWS

                                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                                  (unaudited)





                                                                                     1997              1996
                                                                                     ----              ----
CASH FLOW FROM OPERATING ACTIVITIES
Net Income ................................................................     $  1,451,000      $  1,294,000
  Adjustments to reconcile net income to net cash from operating activities
     Depreciation .........................................................           95,604            87,297
     Provision for loan losses ............................................            1,200            12,000
     Gain on sale of securities ...........................................             --                --
     Gain of sale of loans ................................................             --              (2,112)
     Gain on sale of foreclosed real estate ...............................             --                --
     Loans originated for sale ............................................             --            (121,388)
     Proceeds from loan sales .............................................             --             123,500
     ESOP expense .........................................................          171,608           173,699
     Amortization of RRP contribution .....................................          119,355           120,150
     Loss on disposal of premises and equipment ...........................              770              --
     Amortization of premiums and accretion of discounts, net .............          (41,736)          (78,833)
     Change in
       Accrued interest receivable ........................................          272,059           196,390
       Other liabilities ..................................................       (1,687,673)           53,930
       Other assets .......................................................         (913,945)           55,173
                                                                                ------------      ------------
          Net cash from operating activities ..............................         (531,758)        1,913,806

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities held to maturity ..............       24,000,000        15,000,000
     Proceeds from investment securities ..................................             --                --
     Proceeds from sales of securities available for sale .................             --                --
     Purchase of securities available for sale ............................             --                --
     Purchase of securities held to maturity ..............................       (8,000,000)             --
     Purchase of investment securities ....................................             --                --
     Purchase of Federal Home Loan Bank stock .............................             --                --
     Net change in loans ..................................................      (10,468,533)      (16,001,966)
     Purchase of premises and equipment ...................................         (264,163)          (31,775)
                                                                                ------------      ------------
          Net cash from investing activities ..............................        5,267,304        (1,033,741)

                                                  HOME BANCORP

                                              Fort Wayne, Indiana

                                            STATEMENTS OF CASH FLOWS

                                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                                  (unaudited)
                                                  (continued)





                                                                                     1997              1996
                                                                                     ----              ----
CASH FLOW FROM FINANCING ACTIVITIES
     Net change in deposit ................................................        7,565,678         1,895,720
     Increase in advance payments by borrowers for taxes and insurance ....          188,002           466,974
     Purchase of treasury stock ...........................................       (2,518,371)       (4,273,470)
     Cash dividends paid ..................................................         (265,468)             --
                                                                                ------------      ------------
          Net cash provided by financing activities .......................        4,969,841        (1,910,776)

Net change in cash and cash equivalents ...................................        9,705,387        (1,030,711)
Cash and cash equivalents, beginning of period ............................       11,922,568        21,389,727
                                                                                ------------      ------------
Cash and cash equivalents, end of period ..................................     $ 21,627,955      $ 20,359,016
                                                                                ============      ============

Supplemental disclosures of cash flow information
     Cash paid for
       Interest on deposits ...............................................     $  7,202,383      $  6,921,929
       Income taxes .......................................................          957,976           679,000

                                  Home Bancorp
                                 Fort Wayne, IN

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                     Item 1


Summary of Significant Accounting Policies

          A. Basis of Presentation

          The interim financial statements for Home Bancorp (the "Company") and its wholly-owned subsidiary, Home Loan Bank fsb (the "Bank"), have been prepared in accordance with the instructions to Form 10-Q; and, therefore, do not include all information and footnotes normally shown for full annual financial statements.

          The interim financial statements at March 31, 1997 and for the interim periods ended March 31, 1997, and 1996 are unaudited, but reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

          Federal regulations require that, upon conversion from a mutual to stock form of ownership, a "liquidation account" be established by restricting a portion of net worth for the benefit of eligible and supplemental eligible account holders who maintain their savings accounts with the Bank after conversion. In the event of a complete liquidation (and only in such event), each such savings Home Bancorp Fort Wayne, IN account holder who continues to maintain his savings account shall be entitled to receive a distribution from the liquidation account after payment to all creditors, but before any liquidation distribution with respect to capital stock. This account will be proportionately reduced for any subsequent reduction in the eligible and supplemental eligible account holder's savings accounts.

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

          D. Stock Option and Incentive Plan (SOP) and Recognition and Retention Plan (RRP)

          On October 10, 1995 at a special meeting of the shareholders, a stock option and incentive plan (SOP) and recognition and retention plan
          (RRP) were approved. Both benefit plans are administered by the compensation committee of the Company. This committee selects recipients and terms of awards pursuant to the plan. The maximum total shares intended to be made available under the SOP and RRP plans are 330,317 and 115,611, respectively. Of the shares available under the SOP, 227,704 shares have been awarded to directors and officers, subject to certain vesting requirements over a 5 year period, and exercisable over a term not to exceed ten years from the date of the grant, October 10, 1995. A total of 78,327 shares under the RRP have been awarded to directors, officers and employees of the Company subject to certain vesting and employment requirements over a five year period commencing one year from the date of the grant on October 10, 1995. All options and grants will be priced at $15.25, equal to the fair market value of the shares on the date of the grants.

          E. Changes in Method of Accounting

          Effective October 1, 1996 the Company adopted the following Statements of Accounting Financial Standards (SFAS): 1) SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" 2) SFAS No. 122, "Accounting for Mortgage Servicing Rights" 3) SFAS No. 123, "Accounting for Stock-Based Compensation"

          Effective   January  1,  1997,  the  Company  adopted  SFAS  No.  125,
          "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"

          Management determined that the current impact of the adoption of these statements on the financial position or results of operations of the Company was not material.

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

          Financial Condition

          The Company's total assets were $327.8 million as of March 31, 1997 compared to $322.7 million as of September 30, 1996, an increase of $5.1 million. For the same period, equity decreased from $46.7 million as of September 30, 1996 to $45.7 million as of March 31, 1997. The modest growth in total assets and the net decrease in equity for the period ended March 31, 1997 was primarily the result of the repurchase of 140,117 shares of the Company's common stock held as treasury stock. The treasury stock purchases represented $2.5 million.

          Deposits increased $7.6 million for the six months ended March 31, 1997 from $271.2 million as of September 30, 1996 to $278.8 million as of March 31, 1997.

          Cash and cash equivalents increased from $11.9 million as of September 30, 1996 to $21.6 million as of March 31, 1997, an increase of $9.7 million. Investment securities held to maturity decreased $14.9 million, from $48.8 million as of September 30, 1996 to $33.9 million as of March 31, 1997. As of March 31, 1997 and September 30, 1996, the Company had $4.0 million in securities held as available for sale. The decrease in investment securities was the result of investment maturities during the period used to fund the increase in cash and cash equivalents, to fund the stock repurchase program, and to fund loan portfolio growth.

          Loans receivable increased $10.5 million, primarily from 1-4 family residential originations, from $250.3 million at September 30, 1996 to $260.8 million at March 31, 1997. Accrued interest receivable decreased from $2.3 million to $2.0 million as of March 31, 1997, as a decrease on accrued investment securities more than offset increases from loan receivables during the period. Bank premises and equipment during the six month period increased $0.2 million primarily from

                                  Home Bancorp

                                 Fort Wayne, IN

                      Management's Discussion and Analysis
                  Financial Condition and Results of Operation

                                Item 2 Continued

          construction expenditures associated with the Bank's ninth branch office located north of Fort Wayne.


          Advances from borrowers for taxes and insurance increased from $1.9 million as of September 30, 1996 to $2.1 million as of March 31, 1997 due to growth in the loan portfolio and the timing of semi-annual payments of real estate taxes and annual insurance premiums on behalf of loan customers.

          Other liabilities decreased to $0.3 million as of March 31, 1997 from $2.0 million as of September 30, 1996, primarily from the establishment of a $1.6 million payable as of September 30th for a special FDIC premium assessment to capitalize the Savings Association Insurance Fund (SAIF).


          Results of Operation


          General. Net income for the three months ended March 31, 1997 increased by $135,000, or 20.3%, to $800,000 from $665,000 for the same period in 1996. For the six months ended March 31, 1997 net income was $1,451,000, an increase of $157,000, or 12.1% for the comparable prior year period. These increases were attributed to an increase in net interest income for the periods from growth in earning assets and improving margins over like periods in the prior year.

          Net Interest Income. The Company's net income is primarily dependent upon net interest income. The $312,000 and the $569,000 increases in total interest income for the three and six month periods ended March 31, 1997 compared to the same periods in 1996, were primarily the result of increased balances of the Company's interest-earning assets and improving yields on those assets. The yield on interest-earning assets increased in the three and six month periods ended March 31, 1997 to 7.44% and 7.42%, respectively, compared to 7.28% and 7.29% for the same periods in the preceding year. These increasing yields were attributed to higher market interest rates and increases in outstanding loan balances.

          The improved yields on earning assets were enhanced by marginally lower costs for deposits. For the three and six months ended March 31, 1997, cost of interest-bearing liabilities were 5.31% and 5.28%, respectively, compared to 5.33% and 5.37% for the prior year like periods. These improvements were attributed to customer preferences for shorter-term deposits relative to yields on longer terms of deposits.

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

          Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy for loan losses. The provision for loan losses decreased by $5,400 for the three months ended March 31, 1997 and $10,800 for the six months ended that date compared to the corresponding periods in 1996. These changes are attributed to management's analysis of the adequacy of the allowance for loan losses to both recognizable and unforeseen losses. At March 31, 1997, the Company's allowance for loan losses totaled $1.4 million or .53% of net loans receivable and 468% of total nonperforming loans.

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

          The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a current level which it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination as to the amount of the allowance for loan losses is subject to review by the OTS, as part of their examination process, which may result in the establishment of an additional allowance based upon their judgment of the information available to them at the time of their examination.

                                  Home Bancorp

                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued




          Non-Interest Income. Non-interest income consists primarily of service fees on deposit accounts and loan servicing fees. Non-interest income increased approximately $2,000 for the six month period ended March 31,1997 in comparison to the like period in 1996. The three month period ended March 31, 1997 saw a comparable decrease from the like period in 1996. Non-interest income for the Company is largely a function of consumer demand for those services and fluctuations reflect even modest changes in use of those services.

          Non-Interest Expense. Non-interest expenses for the three and six month periods ended March 31, 1997 were approximately $1,075,000 and $2,374,000, respectively, compared to $1,158,000 and $2,357,000 reported from the same prior year periods. For the periods ended March 31, 1997, compensation and employee benefits increased approximately $50,000 and $129,000 for the respective three and six month periods as compared to 1996, primarily from normal inflationary increases on salaries and wages and staffing requirements from the opening of an additional branch office. Net occupancy and equipment expense for the periods ended March 31, 1997, compared to like periods in 1996, reflected an increase of approximately $11,000 for the three month period, and an increase of $21,000 for the six month period primarily from operating expenses associated with that additional office and non-recurring charges and equipment purchases.

          FDIC insurance premiums decreased by approximately $137,000 for the three month period ended March 31, 1997 when compared to results for 1996, and approximately $129,000 for the like six month period. These decreases were the result of the full capitalization of the SAIF fund and associated reduction in premiums. The three month expense as of March 31, 1997 reflects credits by the FDIC for overcharges in the previous quarter ended December 31, 1996.

          Other general and administrative expenses reflect decreases in the respective 1997 periods from continuing efforts at cost containment.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued



The following table provides key ratios and balances for the periods indicated. (For calculation purposes, month-end averages, which do not differ materially from daily averages, have been used.)

                                                       At and For the                  At and For the
                                                    Three Months Ended                Six Months Ended
                                                         March 31,                         March 31,

        FINANCIAL HIGHLIGHTS (Averages)           1997             1996             1997             1996
                                              -----------      -----------      -----------      -----------
Return on assets .....................               0.98%            0.85%            0.89%            0.83%
Return on equity .....................               7.03%            5.17%            6.33%            4.88%
Yield on interest-earning assets .....               7.44%            7.28%            7.42%            7.29%
Cost of interest-bearing liabilities .               5.31%            5.33%            5.28%            5.37%
Net interest spread ..................               2.13%            1.95%            2.14%            1.92%
Net interest rate margin .............               2.90%            2.88%            2.90%            2.85%
Net interest income to operating (G&A)             219.50%          193.51%          198.43%          189.31%
expenses .............................               1.32%            1.49%            1.46%            1.51%
Operating (G&A) expenses to assets ...               0.07%            0.08%            0.07%            0.08%
Non-interest income to assets ........             115.19%          119.47%          115.61%          120.12%
Interest-earning assets to ...........              44.51%           50.38%           49.20%           51.50%
interest-bearing liabilities .........              13.98%           16.53%           14.11%           16.94%
Efficiency ratio .....................              13.98%           16.53%           14.11%           16.94%
Equity to assets .....................        $   325,864      $   311,490      $   324,818      $   312,899
Tangible equity to assets
Average assets (dollars in thousands)

ASSET QUALITY RATIOS
Non-performing assets to total assets                0.09%            0.01%
Non-performing loans to net loans ....               0.11%            0.01%
Allowance for loan losses to net loans               0.53%            0.60%
Allowance for loan losses to
non-performing loans .................                468%         152,630%
Net charge offs to loans .............                 --               --
Loans to deposits ....................              93.55%           89.30%
Loans to assets ......................              79.56%           73.67%

PER COMMON SHARE
Net income ...........................        $      0.33      $      0.22      $      0.59      $      0.43
Book value ...........................        $     17.43      $     16.60
Tangible book value ..................        $     17.43      $     16.60

STOCK PRICE
High .................................        $     21.25      $     15.25
Low ..................................        $     19.00      $     13.75
Close ................................        $     20.38      $     14.50

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

          Liquidity and Capital Resources

          The Company's primary source of funds are deposits, principal and interest payments on loans, and maturities of investment securities. While maturities of investment securities and scheduled amortizations of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, if the Bank requires additional funds beyond its ability to acquire them locally, it has borrowing capability through the Federal Home Loan Bank (the "FHLB") of Indianapolis. At March 31, 1997, the Bank had no advances from the FHLB of Indianapolis or other borrowings outstanding and has not had any such advances or other borrowings outstanding since 1983.

          Home Loan Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The standard measure of liquidity for thrift institutions is the ratio of qualifying assets due within one year to net withdrawable savings. Currently the minimum requirement is 5%. At March 31, 1997, the Bank's liquidity ratio was 20.73%. As of March 31, 1996, the Bank's liquidity was 26.91%.

          The Bank uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Bank anticipates that it will have sufficient funds available to meet current loan commitments and those liquidity needs. At March 31, 1997, the Bank had outstanding commitments to extend credit which amounted to $15.4 million (including $9.1 million in unused lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs.

                                  Home Bancorp

                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                Item 2 Continued




          The institution is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision. Regulatory standards impose the following capital requirements: a risk-based capital expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1997, the Bank's capital totaled $38.8 million, or 12.01% of tangible and core capital. Risk-based capital totaled $40.2 million, or represented 26.80% of risk-based assets. The institution substantially exceeded all regulatory capital standards.

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

                None

         Item 3  Defaults Upon Senior Securities

                None

         Item 4  Submission of Matters to a Vote of Security Holders

                The annual meeting of the shareholders was held January 28, 1997 for the election of two directors and the ratification of the auditor. Those results were included as a subsequent event and reported in the 10-Q filing as December 31, 1996.

         Item 5  Other Information

                None

         Item 6  Exhibits and Reports on Form 8-k

                Press releases filed on Form 8-k for the quarter ended March 31, 1997 include:

                Date of Report                          Subject
                --------------                          -------

                February 7, 1997           First Quarter Fiscal Year 1997
                                           Earnings Report, Quarterly Dividend
                                           Declaration

                                  Home Bancorp

                                 Fort Wayne, IN


                                   Signatures



         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Home Bancorp



              Date:   May 2, 1997                  /s/ W. Paul Wolf
                                                   ----------------
                                                       W. Paul Wolf
                                                       Chairman, President, CEO


              Date:   May 2, 1997                  /s/ Matthew P. Forrester
                                                   ------------------------
                                                       Matthew P. Forrester
                                                       Vice President, Treasurer