Form 10-Q
period 1997-06-30
HOME BANCORP/IN
filed 1997-08-04
CIK 916822

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1997                      Commission File No. 0-22376


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


                               Yes [X]  No  [  ]

As of June 30, 1997, there were 3,381,385 shares of common stock issued and 2,524,779 shares outstanding.

                                  HOME BANCORP
                               Fort Wayne, Indiana


                                    FORM 10-Q


                                      INDEX







PART I.  FINANCIAL INFORMATION


     Item 1.    Financial Statements of Home Bancorp

                Consolidated Balance Sheets as of June 30, 1997
                and September 30, 1996

                Consolidated Statements of Income for the three months and nine months ended June 30, 1997 and 1996

                Consolidated Statements of Cash Flows for the nine months ended June 30, 1997 and 1996

                Notes to Consolidated Financial Statements

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations




PART II. OTHER INFORMATION


     SIGNATURES

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1997 (unaudited) and SEPTEMBER 30, 1996


                                                                         (unaudited)
                                ASSETS                                    June 30,        September 30,
                                                                            1997               1996
                                                                       -------------      -------------
Cash on hand and in other banks ..................................     $   1,367,828      $   1,206,753
Interest earning deposits in other banks .........................         6,304,393          4,615,815
Federal funds sold ...............................................        12,100,000          6,100,000
                                                                       -------------      -------------
Cash and cash equivalents ........................................        19,772,221         11,922,568
Investment securities available for sale .........................         5,993,750          3,969,375
Investment securities held to maturity
     (Market value $29,178,438; $49,272,500) .....................        28,919,630         48,818,448
Loans receivable, net
     (Allowance for loan losses $1,387,389; $1,385,589) ..........       272,465,993        250,305,646
Federal Home Loan Bank stock .....................................         2,449,100          2,054,200
Accrued interest receivable ......................................         2,037,188          2,260,499
Bank premises & equipment ........................................         2,737,562          2,594,917
Intangible assets ................................................              --                 --
Foreclosed real estate, net ......................................              --                 --
Deferred & current income taxes ..................................           266,456            514,781
Other assets .....................................................           219,765            261,480
                                                                       -------------      -------------
TOTAL ASSETS .....................................................     $ 334,861,665      $ 322,701,914
                                                                       =============      =============


                             LIABILITIES

Deposits .........................................................     $ 287,705,109      $ 271,185,467
Borrowings .......................................................              --                 --
Advances from borrowers for taxes and insurance ..................         1,294,382          1,886,859
Accrued interest payable .........................................         1,060,367            950,694
Other liabilities ................................................           310,849          1,987,566
                                                                       -------------      -------------
TOTAL LIABILITIES ................................................       290,370,707        276,010,586
                                                                       -------------      -------------

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1997 (unaudited) and SEPTEMBER 30, 1996
(continued)



                                                                        (unaudited)
                                                                          June 30,        September 30,
                                                                            1997               1996
                                                                       -------------      -------------
                         STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized,
     none issued .................................................              --                 --
Common stock, no par value, 10,000,000 shares authorized,
     3,381,385; 3,381,505 issued, 2,524,779; 2,762,350 outstanding        33,917,996         33,758,217
Retained earnings, substantially restricted ......................        27,029,742         25,181,166
Unearned ESOP compensation .......................................        (1,827,329)        (2,001,177)
Unearned RRP compensation ........................................          (774,807)          (955,589)
Treasury stock 856,606; 619,155 shares, at cost ..................       (13,867,153)        (9,294,413)
Net unrealized (loss) gain on securities available for sale ......            12,509              3,124
                                                                       -------------      -------------
TOTAL STOCKHOLDERS' EQUITY .......................................        44,490,958         46,691,328
                                                                       -------------      -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .........................     $ 334,861,665      $ 322,701,914
                                                                       =============      =============

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
(unaudited)

                                               3 Months Ended: June 30,        9 Months Ended: June 30,
                                             ---------------------------     ---------------------------
                                                 1997            1996            1997            1996
                                             -----------     -----------     -----------     -----------
INTEREST INCOME
Loans receivable .......................     $ 5,222,926     $ 4,599,424     $15,209,567     $13,338,504
Investment securities ..................         933,903       1,109,164       2,885,711       3,739,989
                                             -----------     -----------     -----------     -----------
Total interest income ..................       6,156,829       5,708,588      18,095,278      17,078,493

INTEREST EXPENSE
Deposits ...............................       3,769,116       3,373,381      10,997,246      10,280,685
Borrowings .............................            --              --              --              --
                                             -----------     -----------     -----------     -----------
Total interest expense .................       3,769,116       3,373,381      10,997,246      10,280,685

Net interest income ....................       2,387,713       2,335,207       7,098,032       6,797,808
Provision for loan losses ..............             600             600           1,800          12,600
                                             -----------     -----------     -----------     -----------
Net interest income after provision ....       2,387,113       2,334,607       7,096,232       6,785,208

NON-INTEREST INCOME
Net gain-sale of interest earning assets            --              --              --             2,112
Net gain-sale of real estate ...........            --              --              --              --
Fees and service charges ...............          64,407          55,141         178,933         167,727
                                             -----------     -----------     -----------     -----------
Total non-interest income ..............          64,407          55,141         178,933         169,839

NON-INTEREST EXPENSE
Compensation & employee benefits .......         658,607         624,120       2,019,839       1,856,015
Net occupancy & equipment ..............         156,035         130,804         440,180         393,541
FDIC insurance premiums ................          44,886         147,692         207,566         438,879
Other general & administrative expenses          306,332         293,668         872,115         865,089
                                             -----------     -----------     -----------     -----------
Total non-interest expense .............       1,165,860       1,196,284       3,539,700       3,553,524

Earnings before income tax .............       1,285,660       1,193,464       3,735,465       3,401,523
Income tax expense .....................         547,660         486,464       1,546,465       1,400,523
                                             -----------     -----------     -----------     -----------


NET INCOME .............................     $   738,000     $   707,000     $ 2,189,000     $ 2,001,000
                                             ===========     ===========     ===========     ===========

Earnings per share .....................     $      0.31     $      0.26     $      0.90     $      0.68

Average number of shares ...............       2,357,672       2,727,997       2,432,723       2,946,246

                                                  HOME BANCORP
                                              Fort Wayne, Indiana

                                            STATEMENTS OF CASH FLOWS

                                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                                  (unaudited)

                                                                                     1997              1996
                                                                                ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income ................................................................     $  2,189,000      $  2,001,000
  Adjustments to reconcile net income to net cash from operating activities
     Depreciation .........................................................          153,787           132,061
     Provision for loan losses ............................................            1,800            12,632
     Gain on sale of securities ...........................................             --                --
     Gain of sale of loans ................................................             --              (2,112)
     Gain on sale of foreclosed real estate ...............................             --                --
     Loans originated for sale ............................................             --            (121,388)
     Proceeds from loan sales .............................................             --             123,500
     ESOP expense .........................................................          257,329           259,117
     Amortization of RRP contribution .....................................          178,952           179,173
     Loss on disposal of premises and equipment ...........................              770              --
     Amortization of premiums and accretion of discounts, net .............          (41,493)         (145,192)
     Change in
       Accrued interest receivable ........................................          223,311           108,892
       Other liabilities ..................................................       (1,567,044)          (41,671)
       Other assets .......................................................          408,380           454,290
                                                                                ------------      ------------
          Net cash from operating activities ..............................        1,804,792         2,960,302

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities held to maturity ..............       28,000,000        19,000,000
     Proceeds from sales of securities available for sale .................             --                --
     Purchase of securities available for sale ............................       (2,006,094)       (5,992,813)
     Purchase of securities held to maturity ..............................       (8,063,750)             --
     Purchase of Federal Home Loan Bank stock .............................         (394,900)          (86,700)
     Net change in loans ..................................................      (22,160,347)      (25,417,439)
     Purchase of premises and equipment ...................................         (296,432)          (83,337)
                                                                                ------------      ------------
          Net cash from investing activities ..............................       (4,921,523)      (12,580,289)

                                                  HOME BANCORP
                                              Fort Wayne, Indiana

                                            STATEMENTS OF CASH FLOWS

                                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                                  (unaudited)

                                                                                     1997              1996
                                                                                ------------      ------------
CASH FLOW FROM FINANCING ACTIVITIES
     Net change in deposit ................................................       16,519,642         8,223,573
     Decrease in advance payments by borrowers for taxes and insurance ....         (592,477)         (501,299)
     Purchase of treasury stock, net of reissuance of shares ..............       (4,569,115)       (7,349,206)
     Cash dividends paid ..................................................         (391,666)         (146,966)
                                                                                ------------      ------------
          Net cash provided by financing activities .......................       10,966,384           226,102

Net change in cash and cash equivalents ...................................        7,849,653        (9,393,885)
Cash and cash equivalents, beginning of period ............................       11,922,568        21,389,727
                                                                                ------------      ------------
Cash and cash equivalents, end of period ..................................     $ 19,772,221      $ 11,995,842
                                                                                ============      ============

Supplemental disclosures of cash flow information
     Cash paid for
       Interest on deposits ...............................................     $ 10,913,319      $ 10,306,049
       Income taxes .......................................................        1,302,976         1,156,000


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

The interim financial statements at June 30, 1997 and for the interim periods ended June 30, 1997, and 1996 are unaudited, but reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

D. Stock Option and Incentive  Plan (SOP) and  Recognition  and  Retention  Plan
(RRP)

On October 10, 1995 at a special meeting of the shareholders, a stock option and incentive plan (SOP) and recognition and retention plan (RRP) were approved. Both benefit plans are administered by the compensation committee of the Company. This committee selects recipients and terms of awards pursuant to the plan. The maximum total shares intended to be made available under the SOP and RRP plans are 330,317 and 115,611, respectively. Of the shares available under the SOP, 228,504 shares have been awarded to directors and officers, subject to certain vesting requirements over a 5 year period, and exercisable over a term not to exceed ten years from the date of the grant, October 10, 1995. A total of 78,207 shares under the RRP have been awarded to directors, officers and employees of the Company subject to certain vesting and employment requirements over a five year period commencing one year from the date of the grant on October 10, 1995. All options and grants will be priced at $15.25, equal to the fair market value of the shares on the date of the grants.

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


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                     Item 2



General

Home Bancorp (the "Company") was formed as an Indiana corporation on December 14, 1993 for the purpose of issuing Common Stock and owning all of the outstanding common stock of Home Loan Bank (the "Bank") as an unitary holding company.

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

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued




When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in the levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Financial Condition


The Company's total assets were $334.9 million as of June 30, 1997 compared to $322.7 million as of September 30, 1996, an increase of $12.2 million. For the same period, equity decreased from $46.7 million as of September 30, 1996 to $44.5 million as of June 30, 1997. The growth in total assets reflects the Company's disposition toward residential lending funded by consumer deposits. The net decrease in equity for the period ended June 30, 1997 was primarily the result of the repurchase of shares of the Company's common stock held as treasury stock. The treasury stock purchases represented $4.6 million.

Deposits increased $16.5 million for the nine months ended June 30, 1997 from $271.2 million as of September 30, 1996 to $287.7 million as of June 30, 1997.

Cash and cash equivalents increased from $11.9 million as of September 30, 1996 to $19.8 million as of June 30, 1997, an increase of $7.9 million. Investment securities available for sale increased $2.0 million to $6.0 million as of June 30, 1997 while securities held to maturity decreased $19.9 million, from $48.8 million as of September 30, 1996 to $28.9 million as of June 30, 1997. The balance in Federal Home Loan Bank stock increased by approximately $0.4 million during the period in fulfillment of minimum stock requirements. The decrease in investment securities was the result of investment maturities during the period used to fund the increase in cash and cash equivalents, to fund the stock repurchase program, and to fund loan portfolio growth.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued



Loans receivable increased $22.2 million, primarily from 1-4 family residential originations, from $250.3 million at September 30, 1996 to $272.5 million at June 30, 1997. Accrued interest receivable decreased from $2.3 million to $2.0 million as of June 30, 1997, as a decrease on accrued investment securities more than offset increases from loan receivables during the period.

Advances from borrowers for taxes and insurance decreased from $1.9 million as of September 30, 1996 to $1.3 million as of June 30, 1997 primarily from the timing of semi-annual payments of real estate taxes and annual insurance premiums on behalf of loan customers.

Other liabilities decreased to $0.3 million as of June 30, 1997 from $2.0 million as of September 30, 1996. The balance as of September 30, 1996 included a $1.6 million payable for a special FDIC premium assessment to capitalize the Savings Association Insurance Fund (SAIF).

Results of Operation


General. Net income for the three months ended June 30, 1997 increased by $31,000, or 4.4%, to $738,000 from $707,000 for the same period in 1996. For the nine months ended June 30, 1997 net income was $2,189,000, an increase of $188,000, or 9.4% for the comparable prior year period. These increases were attributed to an increase in net interest income for the periods from growth in earning assets and improving margins over like periods in the prior year.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. The $448,000 and the $1,017,000 increases in total interest income for the corresponding three and nine month periods ended June 30, 1997 compared to the same periods in 1996, were primarily the result of increased balances of the Company's interest-earning assets and improving yields on those assets. The yield on interest-earning assets increased in the three and nine month periods ended June 30, 1997 to 7.48% and 7.44%, respectively, compared to 7.32% and 7.30% for the same periods in the preceding year. These increasing yields were attributed to higher market interest rates and increases in outstanding loan balances.

The improved yields on earning assets were enhanced by marginally lower costs for deposits for the nine month period, but interest costs during the three month period rose relative to the prior year from general market increases on interest rates. For the three and nine months ended June 30, 1997, cost of interest-bearing liabilities were 5.36% and 5.31%, respectively, compared to 5.24% and 5.33% for the prior year like periods. These changes can be attributed in part to increases in short-term interest rates and a demonstrated customer preference for these shorter-term deposits relative to yields on longer terms of deposits.

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

Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy for loan losses. The provision for loan losses decreased by $10,800 for the nine months ended June 30, 1997 and was the same for the three month period compared to the corresponding periods in 1996. Changes in the provision for loan losses is attributed to management's analysis of the adequacy of the allowance for loan losses to both recognizable and unforeseen losses. At June 30, 1997, the Company's allowance for loan losses totaled $1.4 million or .51% of net loans receivable and 836% of total nonperforming loans.

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

Non-Interest Income. Non-interest income consists primarily of service fees on deposit accounts and loan servicing and late fees. Non-interest income increased approximately $9,000 in both the three and nine month periods ended June 30, 1997 in comparison to the like periods in 1996. Non-interest income for the Company is largely a function of consumer demand for those services and fluctuations reflect even modest changes in use of those services.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued



Non-Interest Expense. Non-interest expenses for the three and nine month periods ended June 30, 1997 were approximately $1,166,000 and $3,540,000, respectively, compared to $1,196,000 and $3,554,000 reported from the same prior year periods. For the periods ended June 30, 1997, compensation and employee benefits increased approximately $34,000 and $164,000 for the respective three and nine month periods as compared to 1996, primarily from normal inflationary increases on salaries and wages and staffing requirements from the opening of an additional branch office. Net occupancy and equipment expense for the periods ended June 30, 1997, compared to like periods in 1996, reflected an increase of approximately $25,000 for the three month period, and an increase of $46,000 for the nine month period primarily from operating expenses associated with that additional office and non-recurring charges and equipment purchases.

FDIC insurance premiums decreased by approximately $103,000 for the three month period ended June 30, 1997 when compared to results for 1996, and approximately $231,000 for the like nine month period. These decreases were the result of the full capitalization of the SAIF fund and associated reduction in premiums.

Other general and administrative expenses reflect nominal increases in the respective 1997 periods from continuing efforts at cost containment.

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

                                                                          At and For the                  At and For the
                                                                        Three Months Ended               Nine Months Ended
                                                                             June 30,                        June 30,
                                                               ------------------------------     -----------------------------
FINANCIAL HIGHLIGHTS (Averages)                                      1997             1996             1997            1996
                                                               -------------     ------------     ------------     ------------
Return on assets ......................................                0.89%            0.90%            0.89%            0.85%
Return on equity ......................................                6.61%            5.65%            6.43%            5.12%
Yield on interest-earning assets ......................                7.48%            7.32%            7.44%            7.30%
Cost of interest-bearing liabilities ..................                5.36%            5.24%            5.31%            5.33%
Net interest spread ...................................                2.12%            2.08%            2.13%            1.97%
Net interest rate margin ..............................                2.89%            2.98%            2.86%            2.89%
Net interest income to operating (G&A) expenses .......              204.80%          195.21%          200.53%          191.30%
Operating (G&A) expenses to assets ....................                1.41%            1.53%            1.43%            1.52%
Non-interest income to assets .........................                0.08%            0.08%            0.07%            0.08%
Interest-earning assets to interest-bearing liabilities              115.32%          119.11%          115.87%          119.80%
Efficiency ratio ......................................               47.54%           50.05%           48.64%           51.02%
Equity to assets ......................................               13.50%           15.98%           13.88%           16.64%
Tangible equity to assets .............................               13.50%           15.98%           13.88%           16.64%
Average assets (dollars in thousands) .................        $    330,894      $   313,342      $   326,951      $   313,111

ASSET QUALITY RATIOS
Non-performing assets to total assets .................                0.05%            0.04%
Non-performing loans to net loans .....................                0.06%            0.05%
Allowance for loan losses to net loans ................                0.51%            0.58%
Allowance for loan losses to non-performing loans .....                 836%           1,147%
Net charge offs to loans ..............................                  --               --
Loans to deposits .....................................               94.70%           90.72%
Loans to assets .......................................               81.37%           75.91%

PER COMMON SHARE
Net income ............................................        $       0.31      $      0.26      $      0.90      $      0.68
Book value ............................................        $      17.62      $     16.96
Tangible book value ...................................        $      17.62      $     16.96

STOCK PRICE
High ..................................................        $     20.875      $     15.25
Low ...................................................        $     20.125      $     14.25
Close .................................................        $     20.875      $     15.25

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

Liquidity and Capital Resources

The Company's primary source of funds are deposits, principal and interest payments on loans, and maturities of investment securities. While maturities of investment securities and scheduled amortizations of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, if the Bank requires additional funds beyond its ability to acquire them locally, it has borrowing capability through the Federal Home Loan Bank (the "FHLB") of Indianapolis. At June 30, 1997, the Bank had no advances from the FHLB of Indianapolis or other borrowings outstanding and has not had any such advances or other borrowings outstanding since 1983.

Home Loan Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The standard measure of liquidity for thrift institutions is the ratio of qualifying assets due within one year to net withdrawable savings. Currently the minimum requirement is 5%. At June 30, 1997, the Bank's liquidity ratio was 16.73%. As of June 30, 1996, the Bank's liquidity was 24.53%.

The Bank uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Bank anticipates that it will have sufficient funds available to meet current loan commitments and those liquidity needs. At June 30, 1997, the Bank had outstanding commitments to extend credit which amounted to $13.6 million (including $9.2 million in unused lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                Item 2 Continued



The institution is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision. Regulatory standards impose the following capital requirements: a risk-based capital expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of June 30, 1997, the Bank's capital totaled $33.2 million, or 10.18% of tangible and core capital. Risk-based capital totaled $34.5 million, or represented 22.30% of risk-based assets. The institution substantially exceeded all regulatory capital standards.

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

      None

Item 3  Defaults Upon Senior Securities

      None

Item 4  Submission of Matters to a Vote of Security Holders

      None

Item 5  Other Information

      None

Item 6  Exhibits and Reports on Form 8-k

      Press  release  filed  on Form 8-k for the  quarter  ended  June 30,  1997 include:

                  Date of Report                         Subject
                  --------------                         -------

                  April 29, 1997             Second Quarter Fiscal Year 1997
                                             Earnings Report, Quarterly Dividend
                                             Declaration

                                  Home Bancorp
                                 Fort Wayne, IN


                                   Signatures



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Home Bancorp


Date: August 1, 1997                                 /s/ W. Paul Wolf
                                                     ----------------
                                                     W. Paul Wolf
                                                     Chairman, President, CEO


Date: August 1, 1997                                 /s/ Matthew P. Forrester
                                                     ------------------------
                                                     Matthew P. Forrester
                                                     Vice President, Treasurer