Form 10-K405
period 1997-09-30
HOME BANCORP/IN
filed 1997-12-22
CIK 916822

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended September 30, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq National Market as of December 12, 1997, was $65.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of December 12, 1997, there were issued and outstanding 2,411,862 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1997.
         Part III of Form 10-K - Portions of the Proxy Statement for fiscal 1997 Annual Meeting of Stockholders.

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

         At September 30, 1997, the Company had $346.0 million of assets and stockholders' equity of $44.0 million (or 12.7% of total assets).

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

         Fort Wayne, the county seat for Allen County, is located 118 miles northeast of Indianapolis and is situated in the center of an approximately 160 mile radius hub consisting of Chicago, Grand Rapids, Detroit, Columbus, and Cincinnati. Allen County has a broad mix of large employers which provides a relatively stable local business climate during recessionary times. Allen County has 25 employers with 1,000 or more employees, ranging from communications to education to medical care to manufacturing. Allen County's largest employer is Fort Wayne Community Schools with 4,101 employees. Lincoln National Corporation, the parent company of Lincoln National Life Insurance Company, has approximately 3,672 employees and is headquartered in Fort Wayne. The third largest employer is Parkview Hospital. The fourth largest employer is the General Motors Truck and Bus Group which in 1986 established a state-of-the-art manufacturing facility in Allen County which produces full-size C/K pick-up trucks. The GM facility currently employs 3,194 people.

Lending Activities

         General. The Company historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. These loans continue to be the major focus of the Company's loan origination activities, representing 96.3% of the Company's total loan portfolio at September 30, 1997 (including one- to four-family residential construction loans). The Company also originates a limited amount of commercial real estate loans secured by owner-occupied property, and a limited number of consumer loans, primarily in the form of home equity loans. These commercial real estate loans and consumer loans constituted approximately 0.6% and 3.1%, respectively, of the Bank's total loan portfolio at September 30, 1997.

         All loans must be approved by three members of the Bank's six-person loan committee consisting of the President, the Vice President of Lending, three other officers, and one outside director. The loan committee and all loan officers meet weekly and each loan officer presents his or her loans for approval. Occasionally, a unique or high principal loan will be presented, at the discretion of management, to the Bank's Board of Directors for review.

         The Bank's regulatory lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1997, the Bank's lending limit under this restriction was $5.4 million. The Bank's largest lending relationship was a first lien residential loan mortgage loan of $793,118. There were only two other lending relationships in excess of $500,000 as of September 30, 1997, both of which consisted of one- to four-family residential loans. All of these loans were performing in accordance with their repayment terms.

         Loan Portfolio Data. The following table sets forth the composition of the Company's loan portfolio by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred net loan fees, and loans in process.

                                                                                    At September 30,
                                              -------------------------------------------------------------------------------------
                                                          1997                1996                  1995               1994
                                              ------------------------ ------------------------ -----------------------------------
                                                Amount    Percent    Amount   Percent      Amount    Percent     Amount     Percent
                                                ------    -------    ------   -------      ------    -------     ------     -------
                                                                               (Dollars in Thousands)
TYPE OF LOAN

Mortgage loans:
  One- to four-family residential...........   $269,995     92.28%   $238,102    91.83%   $204,886     92.48%    $192,650     92.82%
  Commercial real estate....................      1,856       .64       1,357      .52       1,313       .59        1,086       .52
  One- to four-family residential -
    Construction............................     11,797      4.03      12,407     4.79       8,814      3.98        8,156      3.93

Consumer loans:
  Loans secured by deposits.................        885       .30         743      .29         880       .40          680       .33
  Home equity loans.........................      7,029      2.40       5,466     2.11       4,401      1.98        3,431      1.65
  Home improvement loans....................      1,024       .35       1,197      .46       1,262       .57        1,544       .75
                                               --------    ------    --------   --------  --------    -------    --------    -------
     Total loans receivable(1)..............    292,586    100.00%    259,272   100.00%    221,556    100.00%     207,547    100.00%
                                                           ======               ======                ======                 ======

Less:
  Allowance for loan losses.................      1,388                 1,385                1,372                  1,288
  Deferred net loan fees....................        338                   393                  454                    533
  Loans in process..........................      6,873                 7,188                5,325                  5,048
                                              ---------              --------             --------               --------
     Net loans receivable(1)................   $283,987              $250,306             $214,405               $200,678
                                               ========              ========             ========               ========

                                                  At September 30,
                                                 ------------------
                                                        1993
                                                 ------------------
                                                 Amount     Percent
                                                 ------     -------

TYPE OF LOAN
Mortgage loans:
  One- to four-family residential...........     $167,656      95.63%
  Commercial real estate....................        1,107        .63
  One- to four-family residential -
    Construction............................        2,244       1.28

Consumer loans:
  Loans secured by deposits.................          636        .36
  Home equity loans.........................        2,290       1.31
  Home improvement loans....................        1,382        .79
                                                 --------     -------
     Total loans receivable(1)..............      175,315     100.00%
                                                              ======

Less:
  Allowance for loan losses.................        1,244
  Deferred net loan fees....................          606
  Loans in process..........................        2,075
                                                 --------
     Net loans receivable(1)................     $171,390
                                                 ========


(1) Excludes loans held for sale of: $0 at September 30, 1997, 1996, 1995 and 1994; $139,000 at September 30, 1993.

         The following table sets forth certain information at September 30, 1997, regarding the dollar amount of loans maturing in the Company's loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                  Balance
                                                Outstanding                 Due During Fiscal Years Ended September 30,
                                                    at                                    2001      2003      2008      2013
                                               September 30,                               to        to        to        and
                                                   1997        1998      1999     2000    2002      2007      2012    following
                                                   ----        ----      ----     ----    ----      ----      ----    ---------
                                                                                 (In Thousands)
Mortgage loans:
  One- to four-family residential.......         $281,792(1) $   139     $318     $370   $5,058    $35,498   $117,301   $123,108
  Commercial real estate................            1,856        176        0      164       25        274      1,217        ---

Consumer loans:
  Home improvement......................            1,024        286       73       94      327        244        ---        ---
  Home equity...........................            7,029      7,029      ---      ---      ---        ---        ---        ---
  Loans secured by deposits.............              885        885      ---      ---      ---        ---        ---        ---
                                               ----------    -------  -------  ---------------- ---------- ---------- ----------

Total Loans Receivable..................         $292,586     $8,515     $391     $628   $5,410    $36,016   $118,518   $123,108
                                                 ========     ======     ====     ====   ======    =======   ========   ========


(1) Includes $11.8 million in one- to four-family residential construction loans, all of which are scheduled to convert into permanent loans maturing after the year 2012.

         The following table sets forth, as of September 30, 1997, the dollar amount of all loans due after one year which have fixed interest rates and variable interest rates.

                                                             Due After September 30, 1998
                                                   -----------------------------------------------
                                                    Fixed Rates      Variable Rates         Total
                                                                    (In Thousands)

Mortgage loans:
  One- to four-family residential...........          $226,898          $ 54,755          $281,653
  Commercial real estate....................                94             1,586             1,680

Consumer loans:
  Home improvement..........................               738               ---               738
  Home equity...............................               ---               ---               ---
  Loans secured by deposits.................               ---               ---               ---
                                                   -----------       -----------      ------------

Total Loans Receivable......................          $227,730          $ 56,341          $284,071
                                                      ========          ========          ========


         One- to Four-Family Residential Mortgage Loans. The Company's residential mortgage loans consist primarily of one- to four-family, owner-occupied mortgage loans. Approximately $281.8 million, or 96.3%, of the Company's loan portfolio at September 30, 1997 consisted of one- to four-family residential mortgage loans. A significant portion, approximately 75% at September 30, 1997, of the Company's one- to four-family residential mortgage loans provide for fixed rates of interest and for repayment of principal over a fixed period of 10, 15 or 20 years. The Company does not make fixed rate loans exceeding 30 years. The Company's one- to four-family residential mortgage loans have normally remained outstanding for shorter periods than provided for by their contractual terms. The average life of such loans varies from year to year with changes in interest rates, but management believes it is generally significantly less than the full term of the loans. While the Company's fixed-rate one- to four-family residential mortgage loans are priced at rates close to its competitors' rates, the Company competes for loan customers somewhat more on the basis of quality of service and somewhat less on the basis of pricing.

         The Company underwrites all its fixed rate one- to four-family residential mortgage loans to Federal National Mortgage Association ("FNMA") standards so that they may be sold in the secondary market. The Company holds for investment all fixed rate one- to four-family residential mortgage loans with terms of 20 years or less and, in 1991, began selling all of its 30-year fixed rate loans in the secondary market. As of September 30, 1997, the Company had no fixed-rate loans with remaining terms in excess of 20 years. The Company retains the servicing on all loans it sells. See "-Originations and Sale of Loans." Management feels that this strategy improves liquidity and enables the Company to better manage its interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" contained in the Annual Report to Stockholders attached as Exhibit 13 to this document (the "Annual Report").

         The Company also offers adjustable rate loan products that reprice as frequently as every year or can be fixed for a term of up to seven years and adjust annually thereafter. Currently originated adjustable rate mortgage
("ARM") loans that reprice annually are indexed to the one-year U.S. Treasury securities yield with a margin of 2 3/4% above such index. In addition, the maximum rate adjustment per year and over the life of the loan is 2% and 6%, respectively. The Company also originates loans which are fixed for three, five and seven years, respectively, which convert to a one year ARM indexed to the one-year U.S. Treasury thereafter. These products have annual caps of 2% and lifetime caps of 6%. ARMs are underwritten for terms up to 30 years. At September 30, 1997, the Company's one- to four-family ARM portfolio totaled $56.5 million, or 19.3% of the Company's gross loan portfolio.

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

         The Company makes fixed-rate and adjustable-rate construction loans to finance the construction of one- to four-family residences. These loans are made to borrowers working with licensed contractors or builders with an established credit history confirmed through the National Association of Credit Management and/or with membership in local home builders associations. The Company also makes builder "spec" loans to the aforementioned types of contractors and builders, generally with no one builder having more than three such loans outstanding at any one time. The money borrowed under the mortgage is disbursed through four draws. Draws occur after the foundation is laid, after roofing and flatwork is completed, after dry-walling is completed, and after full completion of the residence. An occupancy permit is required before the Company releases the final disbursement. There are also inspections before each disbursement. In the case of builder "spec" loans, upon completion of the residence, the mortgagor/owner-occupier assumes a residential mortgage loan with the Company. The Company requires that all builder "spec" loans have personal guarantees from the principal and his or her spouse.

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

          At September 30, 1997, $11.8 million, or 4.0%, of the Company's loan portfolio consisted of construction loans. Although no construction loans were classified as non-performing as of September 30, 1997, these loans do involve a higher level of risk than conventional one- to four-family residential mortgage loans. For example, if a project is not completed and the borrower defaults, the Company may have to hire another contractor to complete the project at a higher cost. Also, a house may be completed but may not be marketable, resulting in the borrower defaulting and the Company taking title to the house.

         Commercial Real Estate Loans. At September 30, 1997, $1.9 million, or 0.6%, of the Company's loan portfolio consisted of commercial real estate loans, the largest of which was $400,000 secured by a mortgage loan on a church. All commercial real estate loans are secured by owner-occupied, non-residential real estate, such as small office buildings or churches. The Company underwrites these loans on a case-by-case basis and, in addition to its normal mortgage underwriting criteria, the Company will evaluate the borrower's ability to service the debt from the net operating income of the property. As of September 30, 1997, no commercial real estate loans were included in non-performing assets or classified as substandard.

         Consumer Loans. The Company originates consumer loans secured by liens on real estate, including home improvement and home equity line of credit loans, as well as deposit secured loans. At September 30, 1997, $8.9 million, or 3.1%, of the Company's loan portfolio consisted of consumer loans. Substantially all of the Company's consumer loans were secured by real estate at September 30, 1997.

         The Company's home equity line of credit loans, the largest component of the Company's consumer loan portfolio, are transactional accounts with a maximum line of credit and with a minimum disbursement amount. Equity lines of credit are not tied to a borrower's regular checking account. They are currently priced at 1.5% above the prime rate of interest and are adjustable quarterly. In addition, the equity lines of credit currently have a lifetime cap of 15.9%. The minimum and maximum amounts that can be borrowed under a home equity line of credit are $5,000 and $100,000, respectively, provided that maximum loan-to-value ratios relating to debt secured by the residence are not exceeded. These maximum loan-to-value ratios are 85% if the Company is the first mortgagee and 80% if another financial institution is the first mortgagee.

         Consumer loans generally involve a higher level of credit risk than one- to four-family residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Company's consumer loan portfolio because of the high percentage of home improvement loans and home equity lines of credit secured by real estate and underwritten in a manner such that they result in a lending risk substantially similar to single-family residential loans. Furthermore, their relatively higher yields and shorter terms to maturity are believed to be helpful in reducing the interest-rate risk of the Company's loan portfolio and in broadening the Company's lending services. As of September 30, 1997, no consumer loans were included in non-performing assets.

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

         The Company's loan approval process is intended to assess the borrower's ability to repay the loan. To do this, the Company studies the borrower's employment, credit history and information on the historical and projected income and expenses of its potential mortgagors.

         The Company's loan approval process also assesses, in addition to the prospective borrower's ability to repay, the adequacy of the property as collateral for the loan requested. All loans must be approved by three members of the Bank's six-person loan committee consisting of the President, the Vice President of Lending, three other officers, and one outside director. The loan committee and all loan officers meet weekly and each loan officer presents his or her loans for approval. Occasionally, and at the discretion of management, a unique or high principal loan will be presented to the Bank's Board of Directors for review.

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

         The Company originates all its fixed rate mortgage loans in conformity with the standard criteria of the FNMA. In fiscal 1991, the Company began selling all its fixed rate mortgage loans with terms of 30 years in the secondary market. It retains servicing, however, on all the loans it sells. The Company does not package mortgages or participations. As of September 30, 1997, the Company was servicing $2.5 million of loans sold in the secondary market. The balance of loans serviced is relatively low because the Company has only sold longer term loans since 1991 and it does not aggressively market 30-year fixed rate loan products. Due to the limited amount of longer-term loans originated by the Company, it does not hedge these loans or have a hedging policy in place.

         Although the Company currently has authority to lend anywhere in the United States, it has confined its loan origination activities to northeastern Indiana, primarily Allen and Adams Counties. At September 30, 1997, the Company's entire loan portfolio was secured by property located within the State of Indiana.

         The following table shows loan origination, sale and repayment activity for the Company during the periods indicated:

                                                For the Year Ended September 30,
                                              ----------------------------------
                                                1997         1996         1995
                                              --------     --------     --------
                                                       (In Thousands)
Gross loans receivable
  at beginning of period ................     $259,272     $221,556     $207,547
                                              --------     --------     --------

Originations:
  Mortgage loans:
    One- to four-family residential .....       74,304       78,011       45,043
    Commercial real estate ..............          777          200          100
                                              --------     --------     --------
       Total mortgage loans originated ..       75,081       78,211       45,143

  Consumer loans:
    Home improvement/equity loans .......        6,343        5,245        5,348
    Loans secured by deposits ...........          464          461        1,023
                                              --------     --------     --------
       Total consumer loans originated ..        6,807        5,706        6,371
                                              --------     --------     --------
       Total originations ...............       81,888       83,917       51,514
                                              --------     --------     --------

Sales:
  Mortgage loans:
    One- to four-family residential .....         --            124          143
                                              --------     --------     --------
       Total sales ......................         --            124          143
                                              --------     --------     --------
Repayments and other deductions .........       48,574       46,077       37,362
                                              --------     --------     --------
Gross loans receivable at end of period .     $292,586     $259,272     $221,556
                                              ========     ========     ========


Non-Performing and Problem Assets

         Savings banks identify problem assets in several categories, including accruing loans delinquent more than 90 days, non-accruing loans, troubled debt restructurings, and real estate acquired through foreclosure, also called real estate owned or "REO." At September 30, 1997, only $223,000 of the Company's assets were so classified, which represented .06% of the Company's total assets.

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

                                                                                 At September 30,
                                                             --------------------------------------------------------
                                                              1997         1996        1995         1994        1993
                                                             --------     --------    --------     --------    ------
                                                                                (Dollars in Thousands)

Accruing loans delinquent more than 90 days...........        $223         $231       $  97        $  90        $254
Non-accruing loans....................................         ---          ---         ---          ---         ---
Troubled debt restructurings..........................         ---          ---         ---          ---         ---
                                                              ----         ----       -----        -----        ----
    Total non-performing loans........................         223          231          97           90         254
Real estate owned, net................................         ---          ---         ---           34           9
                                                              ----         ----       -----         ----        ----
   Total non-performing assets........................        $223         $231       $  97         $124        $263
                                                              ====         ====       =====         ====        ====

Non-performing loans to total loans, net(1)...........        0.08%        0.09%       0.04%        0.04%       0.15%
Non-performing assets to total assets.................        0.06%        0.07%       0.03%        0.05%       0.11%

(1) Total loans less deferred net loan fees and loans in process.

         Delinquent Loans. The following table sets forth certain information at September 30, 1997 relating to delinquencies in the Company's portfolio.

                                                    Loans Delinquent For:                            Total Loans Delinquent
                                          60-89 Days                     90 Days and Over                60 Days or More
                                 ------------------------------     ----------------------------   ------------------------------
                                                       Percent                           Percent                          Percent
                                                       of Loan                           of Loan                          of Loan
                                  Number   Amount     Category      Number     Amount   Category   Number     Amount     Category
                                  ------   ------     --------      ------     ------   --------   ------     ------     --------
                                                                     (Dollars in Thousands)

One- to four-family
  residential mortgage
  loans....................         17       $705         .25%          4       $223       .08%       21       $928          .33%
Commercial real estate
   loans...................          1         24        1.29%        ---        ---        ---        1         24         1.29%

Consumer loans.............          1          6         .07%        ---        ---        ---        1          6          .07%
                                  ----       ----                    ----       ----                 ---       ----

     Total loans...........         19       $735         .25%          4       $223       .08%       23       $958          .33%
                                 =====       ====                    ====       ====                 ===


         When a borrower fails to make a required payment after a fifteen-day grace period, the Company attempts to cause the borrower to cure the deficiency by corresponding with the borrower. A late notice is sent to the borrower and a phone call to the borrower is also made. Deficiencies are cured promptly in most cases; however, if continued trouble exists, the Company will make house visits to the borrower. If it is determined after this that the deficiency cannot be cured, the Company normally gives notice of and then institutes appropriate legal action, such as foreclosure.

         As of September 30, 1997, there were no loans which were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

         In connection with its classification of asset policy, the Company regularly reviews its loan portfolio to determine whether any loans require classification. At September 30, 1997, the aggregate amount of the Company's classified assets, and of the Company's general and specific loss allowances, were as follows:

                                                          At September 30, 1997
                                                          ---------------------
                                                             (In Thousands)
Substandard assets................................             $     223
Doubtful assets...................................                   ---
Loss assets.......................................                   ---
                                                               ---------
   Total classified assets........................             $     223
                                                               =========

General loss allowances...........................             $   1,388
Specific loss allowances..........................                   ---
                                                               ---------
   Total allowances...............................             $   1,388
                                                               =========

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Company's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. Real estate properties acquired through foreclosure are recorded at fair value. If the fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value less estimated disposition costs is less than the carrying value a specific provision for losses on such property is established by a charge to operations.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. See Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report. In management's opinion, the Company's allowance for loan losses is adequate to absorb probable future losses from loans at September 30, 1997.

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five years ended September 30, 1997.

                                                                  Year Ended September 30,
                                                -----------------------------------------------------------
                                                 1997        1996         1995          1994          1993
                                                ------      ------      -------       -------       -------
                                                                  (Dollars in Thousands)

Balance of allowance at beginning of period     $1,385      $1,372      $ 1,288       $ 1,244       $   844
Add:
Recoveries of loans previously charged off:
 One- to four-family residential ..........       --          --           --            --            --
                                                ------      ------      -------       -------       -------
Less charge-offs:
  One- to four-family residential .........       --          --             (3)           (1)          (37)
                                                ------      ------      -------       -------       -------
Net charge-offs ...........................       --          --             (3)           (1)          (37)
Provisions for loan losses ................          3          13           87            45           437
                                                ------      ------      -------       -------       -------
Balance of allowance at end of period .....     $1,388      $1,385      $ 1,372       $ 1,288       $ 1,244
                                                ======      ======      =======       =======       =======

Net charge-offs to total average loans
 outstanding for period(1) ................     ---%        ---%           ---%          ---%           .02%
                                                ======      ======      =======       =======       =======
Allowance to net loans receivable at end of
 period ...................................        .49%        .55%         .64%          .64%          .72%
                                                ======      ======      =======       =======       =======
Allowance to total non-performing loans at
 end of period ............................        623%        600%       1,411%        1,431%          490%
                                                ======      ======      =======       =======       =======


(1) Total average loans exclude deferred net loan fees and loans in process.

         Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated.

                                                                             At September 30,
                             -------------------------------------------------------------------------------------------------------
                                    1997                   1996                    1995                  1994               1993
                             -----------------   -------------------    ------------------   -------------------   -----------------
                                      Percent                Percent              Percent                Percent            Percent
                                      of Loans              of Loans              of Loans              of Loans            of Loans
                                      in Each                in Each              in Each                in Each            in Each
                                      Category              Category              Category              Category            Category
                                      to Total              to Total              to Total              to Total            to Total
                             Amount    Loans     Amount       Loans     Amount     Loans      Amount      Loans     Amount    Loans
                             ------    -----     ------       -----     ------     -----      ------      -----     ------    -----
                                                                      (Dollars In Thousands)
Balance at end of period
 applicable to:
One- to four-family
  residential ..........     $1,078     92.28     $1,058      91.83     $1,050      92.48     $1,005      92.82    $  944     95.63%
Commercial real estate .         35       .64         35        .52         35        .59         33        .52        33       .63
Construction loans .....        110      4.03        112       4.79        102       3.98         95       3.93        67      1.28
Consumer loans .........         45      3.05         40       2.86         40       2.95         33       2.73        33      2.46
Unallocated ............        120        --        140         --        145         --        122         --       167        --
                             ------    ------     ------     ------     ------     ------     ------     ------    ------     -----
     Total .............     $1,388    100.00     $1,385     100.00     $1,372     100.00     $1,288     100.00    $1,244    100.00%


Investments

         The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 16.0%.

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

         The Company's investment policy, which was established by the Board of Directors and is implemented by the President, is designed primarily to provide and maintain liquidity within federal regulatory guidelines, to maintain a balance of high quality investments to minimize risk, and to maximize return without sacrificing liquidity and safety. The Company restricts its investments to the following six types of investments: (i) U.S. Treasury Bills, (ii) U.S. Treasury Notes, (iii) U.S. Treasury and Agency Bonds, (iv) federal funds up to a maximum of $2 million per commercial bank, (v) FHLB of Indianapolis time deposits, and (vi) certificates of deposit of $1 million per commercial bank. At September 30, 1997, the Company had an outstanding balance of $38.1 million in investment securities (excluding FHLB stock) with a weighted average yield of 6.75%.

         The following table sets forth the carrying value and market value of the Company's investment portfolio at the dates indicated.

                                                                        At September 30,
                                         ----------------------------------------------------------------------------
                                                  1997                        1996                      1995
                                         ----------------------     ----------------------     ----------------------
                                         Carrying        Market     Carrying        Market     Carrying        Market
                                           Value         Value        Value         Value        Value         Value
                                          -------       -------      -------       -------      -------       -------
                                                                        (In Thousands)
U.S. Treasury Bonds, held to
    maturity........................      $26,955       $27,214      $48,819       $49,273      $69,949       $70,622
U.S. Treasury Bonds, available
   for sale . . . . . . . . . . . . . .    11,126        11,126        3,969         3,969          ---           ---
FHLB stock..........................        2,449         2,449        2,054         2,054        1,968         1,968
                                          -------       -------      -------       -------      -------       -------
Total investments...................      $40,530       $40,789      $54,842       $55,296      $71,917       $72,590
                                          =======       =======      =======       =======      =======       =======

         The following table sets forth the amount of investment securities, excluding FHLB stock which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 1997.

                                                                     September 30, 1997
                                      ---------------------------------------------------------------------------------
                                                    Over 1        Over 5
                                       1 Year      Through       Through         Over
                                      or Less      5 Years       10 Years     10 Years    Total Investment   Securities
                                      --------     --------      --------     --------    ----------------   ----------
                                      Carrying     Carrying      Carrying     Carrying        Carrying         Market
                                        Value        Value         Value       Value           Value            Value
                                      --------     --------      --------     --------        --------         ------
                                                                   (Dollars in Thousands)

U.S. Treasury Bonds ............       $16,952      $21,129     $     ---    $     ---         $38,081         $38,340
                                       =======      =======     =========    =========         =======         =======

Weighted average yield..........         6.83%        6.61%          ---%         ---%           6.75%

         At September 30, 1997, the Company's investment securities portfolio contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government or its agencies.

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

         The Company has maintained its deposit base, estimated as of September 30, 1997, at approximately 7.0% and 8.5% of the market among each of Allen and Adams Counties' banks and savings associations.

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

         An analysis of the Company's deposit accounts by type, maturity and rate at September 30, 1997, is as follows:

                                                        Minimum        Balance at                      Weighted
                                                        Opening      September 30,       % of           Average
Type of Account                                         Balance           1997          Deposits          Rate
---------------                                         -------           ----          --------          ----
                                                             (Dollars in Thousands except minimum balance)
Withdrawable:
  Passbook savings accounts......................       $   200         $ 15,866             5.33%         2.96%
  Money market accounts..........................         2,500           47,275            15.89          4.71
  NOW and other transactions accounts . . . . .             100           13,785             4.64          1.04
                                                                        --------           ------
    Total withdrawable...........................                         76,926            25.86
                                                                        --------           ------

Certificates and IRA's (original terms):(1)
  90 days and less...............................         1,000            4,729             1.59          5.92
  91 days........................................         1,000            1,091              .37          4.93
  182 days.......................................         1,000           31,452            10.57          5.51
  12 months......................................         1,000           56,269            18.91          5.83
  18 months......................................         1,000           23,684             7.96          5.59
  24 months......................................         1,000           11,308             3.80          5.86
  30 months......................................         1,000           22,928             7.71          5.90
  36 months.....................................          1,000            5,422             1.82          6.12
  48 months......................................         1,000            1,025              .34          5.76
  60 months......................................         1,000           19,096             6.42          6.19
  72 months......................................         1,000              ---             ----          ----
  84 months and over.............................         5,000           43,563            14.65          6.99
                                                                         -------           ------
     Total certificates and IRA's................                        220,567            74.14
                                                                        --------           ------
     Total deposits..............................                       $297,493           100.00%
                                                                        ========           ======

      (1)Total IRA account balances are $24.1 million. The IRA accounts are included in the various CD terms with corresponding minimums.


         The following table sets forth the scheduled maturities of certificates of deposit for the years ended September 30:

                   Maturity Period                  (In Thousands)
                   ---------------                  --------------
                         1998 . . . . . . . . . . . .   $140,127
                         1999 . . . . . . . . . . . .     23,241
                         2000 . . . . . . . . . . . .     12,715
                         2001 . . . . . . . . . . . .      5,624
                         2002 . . . . . . . . . . . .      9,938
                         Thereafter . . . . . . . . .     28,922
                                                        --------
                                                        $220,567
                                                        ========

         The following table indicates the amount of Company certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1997.

         Maturity Period                                        (In Thousands)
         ---------------                                        --------------
Three months or less......................................         $  6,266
Greater than three months through six months..............            7,886
Greater than six months through twelve months.............            9,005
Over twelve months........................................           13,197
                                                                   --------
     Total................................................         $ 36,354
                                                                   ========


         Borrowings. The Company focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. In the past, the Company has occasionally obtained short-term borrowings from the FHLB of Indianapolis. There are regulatory restrictions on advances from the FHLBs. See "Regulation - Federal Home Loan Bank System." These limitations are not expected to have any impact on the Company's ability to borrow from the FHLB of Indianapolis. At September 30, 1997, the Company had no borrowings outstanding and it has not had borrowings outstanding since 1984. The Company does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

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

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of March 31, 1997. When these examinations are conducted by the OTS, the examiners may require the Company to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended September 30, 1997, was approximately $82,000.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1997, the Company's lending limit under this restriction was $5.4 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from .00% to .27% of deposits.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF or the BIF, as the case may be, will be less than the designated reserve ratio of 1.25% of SAIF or BIF insured deposits, respectively. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC.

         Prior to the enactment of legislation recapitalizing the SAIF in 1996, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment was limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions during calendar year 1997 was 6.30 basis points assessment on SAIF deposits and 1.26 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 1997, the Bank did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. At September 30, 1997, the Bank did not have any subsidiaries.

         At September 30, 1997, the Bank had tangible capital of $33.2 million, or 9.85% of adjusted total assets, which is approximately $28.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1997, the Bank had no intangibles which were subject to these tests.

         At September 30, 1997, the Bank had core capital equal to $33.2 million, or 9.85% of adjusted total assets, which is $23.1 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1997, the Bank had no capital instruments that qualify as supplementary capital and $1.4 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at September 30, 1997.

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

         On September 30, 1997, the Bank had total capital of $34.6 million (including $33.2 million in core capital) and risk-weighted assets of $161.8 million (with $4.9 million of converted off-balance sheet assets); or total capital of 21.38% of risk-weighted assets. This amount was $21.7 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized, and in respect to institutions whose capital is further depleted, required to impose additional restrictions that can affect all aspects of the institution's operations. As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

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

         Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At September 30, 1997, the minimum liquid asset ratio was 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 1997, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 16.0% and a short-term liquid assets ratio of 10.5%.

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

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 1997, the Bank met the test and has always met the test since its effectiveness.

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

         Certain transactions with directors, officers or controlling persons are also subject to laws that impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals except if made pursuant to an employee benefit plan. The Bank is in compliance with this requirement.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At September 30, 1997, the Company had approximately $2.4 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 8.93% and were 7.95% for fiscal 1997.

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

         Under the percentage of taxable income method, the percentage bad debt deduction could not exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equaled the amount by which 12% of the amount comprising savings accounts at year-end exceeded the sum of surplus, undivided profits and reserves at the beginning of the year.

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

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to .12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million. The environmental tax expired as of January 1, 1997.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1997, the Bank's Excess for tax purposes for which no deferred tax liability has been established totaled approximately $7.6 million.

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

         State Taxation. For its taxable period beginning January 1, 1990, the Bank became subject to Indiana's new Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." The Company is also subject to FIT. "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications, the most notable of which is the required add back of interest that is tax-free for federal income tax purposes. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. The Bank's state income tax returns have not been audited in recent years.

Competition

         The Company originates most of its loans to, and accepts most of its deposits from, residents of northeastern Indiana, primarily Allen and Adams Counties. The Company is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in northeastern Indiana, particularly Allen and Adams Counties, some of which have significantly more resources than the Company. In total, there are 11 banks and thrifts located in Allen County, Indiana, including the Bank. These financial institutions consist of nine banks and two savings associations (or thrifts). The Company must also compete with banks, thrifts, and credit unions throughout northeastern Indiana since media advertising from across this region reaches the Fort Wayne community. The Company also competes with money market funds and with insurance companies with respect to its individual retirement accounts and savings investments.

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

         The primary factors influencing competition for deposits are interest rates, service, and convenience of office locations. The Company competes for loan originations primarily through the efficiency and quality of services it provides borrowers, builders and Realtors and through interest rates and loan fees it charges. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable. The Company attempts to differentiate itself from other providers of financial services by emphasizing the local and personalized nature of its service as well as its strong capital base. In September 1997, the Company originated approximately 9.0% and 6.0% of the mortgages recorded in Allen and Adams Counties, respectively. As of September 30, 1997, the Company had approximately 7.0% and 8.5% of all financial institution deposits in each of Allen and Adams Counties, respectively.

Employees

         As of September 30, 1997, the Company employed 78 persons on a full-time basis and six persons on a part-time basis. None of the Company's employees are represented by a collective bargaining group. Management considers its employee relations to be good.

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

         John E. Fitzgerald (age 48) has served as Vice President of the Bank since 1993. He also currently serves as the Community Reinvestment Act
Compliance Officer of the Bank. Prior to that, he was an Assistant Vice President, Assistant Secretary, Loan Officer and Loan Representative of the Bank. He has worked for the Bank since 1976.

         Gary L. Hemrick (age 52) has served as Vice President and Secretary of the Company since its incorporation, Vice President of the Bank since 1983 and has been Vice President in charge of branch operations at the Bank since 1987. Mr. Hemrick has been employed by the Bank since 1976.

Item 2.  Description of Property

         At September 30, 1997, the Company conducted its business from its main office at 132 East Berry Street, Fort Wayne, Indiana and eight branch offices. All nine offices are full-service offices. Management is continually reviewing its facilities for adequacy and for business opportunities for the Company and the Bank.

         The following table provides certain information with respect to the Company's offices as of September 30, 1997:

                                                          Lease                              Net Book Value of
                                  Owned or     Year    Expiration     Total Deposits at     Property, Furniture     Approximate
                                   Leased     Opened      Date        September 30, 1997        and Fixtures       Square Footage
                                   ------     ------      ----        ------------------        ------------       --------------
                                                                     (Dollars in Thousands)
Main Office                         Owned      1916        ---               $58,697                $1,043            10,500
132 E. Berry Street
Fort Wayne, IN 46802
Southtown Mall                    Leasehold    1971      4/30/01              46,350                    13             2,278
1110 E. Tillman Road
Fort Wayne, IN 46816
Decatur                            Leased      1973      6/26/00              37,509                   ---             2,000
101 N. Second Street
Decatur, IN 46733
Canterbury                         Leased      1975      10/1/99              36,383                     4             1,800
5611 St. Joe Road
Fort Wayne, IN 46835
Covington/Times Corner              Owned      1977        ---                35,827                   127             2,064
6128 Covington Road
Fort Wayne, IN 46804
West State                          Owned      1987        ---                25,619                   225             2,048
926 W. State Boulevard
Fort Wayne, IN 46808
New Haven                           Owned      1987        ---                18,072                   270             2,221
1230 Lincoln Highway E.
New Haven, IN 46774
Georgetown                          Owned      1992        ---                31,141                   436             2,563
6411 State Boulevard
Fort Wayne, IN  46815

Dupont Crossing                     Owned      1996        ---                 7,895                   593             2,800
720 E. Dupont Road
Fort Wayne, IN 46825
--------------------


         The Company owns computer and data processing equipment which is used for transaction processing and accounting. The net book value of electronic data processing equipment owned by the Company was approximately $40,000 at September 30, 1997. It is recognized that the Company will be updating and/or replacing its electronic data processing equipment during the calendar year 1998 in anticipation of year 2000 compliance issues. It is estimated those replacement costs will be approximately $400,000. The Company also has contracted for the data processing and reporting services of NCR Corporation. The cost of these data processing services is approximately $13,000 per month.

Item 3.  Legal Proceedings

         From time to time the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, the Company is not a party to any material pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1997.


                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         Page 38 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Selected Financial Data

         Pages 2 and 3 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 3 through 13 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.


Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Pages 9 through 11 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

         Pages 14 through 37 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.


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

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         Information concerning Directors of the Registrant is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 27, 1998, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

         Information concerning the executive officers of the Registrant who are not directors of the Corporation is contained in Part I of this form 10-K under the caption "Executive Officers of the Company and the Bank who are not Directors" and is incorporated herein by this reference.


Item 11.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 27, 1998, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 27, 1998, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 13.  Certain Relationships and Related Transactions

         No information was required to be reported by the Company under Item 404 of Regulation S-K for the fiscal year ended September 30, 1997.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) (1)  Financial Statements:

         The following information appearing in the Registrant's Annual Report to Shareholders for the year ended September 30, 1997, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.


                                                                      Pages in
                                                                       Annual
    Annual Report Section                                              Report
    ---------------------                                              ------

Report of Independent Auditors.......................................    14

Consolidated Balance Sheets at September 30, 1997 and 1996...........    15

Consolidated Statements of Income for the years ended
  September 30, 1997, 1996 and 1995..................................    16

Consolidated Statement of Changes in Shareholders' Equity for the
  years ended September 30, 1997, 1996 and 1995......................    17

Consolidated Statements of Cash Flows for the years ended
  September 30, 1997, 1996 and 1995..................................    18

Notes to Consolidated Financial Statements...........................  19 - 37


         (a) (2)  Financial Statement Schedules:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

         (a) (3)  Exhibits:

                                                                                Reference to
Regulation                                                                    Prior Filing or
S-K Exhibit                                                                    Exhibit Number
  Number                            Document                                  Attached Hereto
  ------                            --------                                  ---------------
   2                Plan of acquisition, reorganization, arrangement,                None
                    liquidation or succession
   3(i)             Certificate of Incorporation                                      *
   3(ii)            Bylaws, as amended                                               ***
   4                Instruments defining the rights of security holders,              *
                    including indentures
   9                Voting trust agreement                                           None
  10.1              Employment Agreements of W. Paul Wolf,                            *
                    Matthew P. Forrester, Gary L. Hemrick, Donald
                    E. Thornton and John E. Fitzgerald
  10.2              Employee Stock Ownership Plan                                     *
  10.3              1995 Stock Option and Incentive Plan                              **
  10.4              Recognition and Retention Plan                                    **
  11                Statement re: computation of per share earnings              Not required
  12                Statement re: computation or ratios                          Not required
  13                Annual Report to Security Holders                                 13
  16                Letter re: change in certifying accountants                  Not Required
  18                Letter re: change in accounting principles                       None
  21                Subsidiaries of Registrant                                        21
  22                Published report regarding matters submitted to                  None
                    vote of security holders
  23                Consent of Experts                                                23
  24                Power of Attorney                                            Not required
  27                Financial Data Schedule                                           27
  99                Additional exhibits                                              None

-------

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

     ***Filed on October 3, 1997 on Form 8-K (File No. 0-22376) and incorporated herein by reference in accordance with Item 601 of regulation S-K.

         (b) Reports on Form 8-K:

         The following reports on Form 8-K were filed by the Company during the period covered by this report.


     Date of Report                             Subject
     --------------                             -------

       8-01-97           Press Release relative to 3rd Quarter 1997 Earnings and
                         Dividend Declaration
      10-03-97           Amended Bylaws
      10-17-97           Press Release  relative to  Modification  of Bylaws
      10-17-97           Press Release  relative to Appointment  of Board Member
      10-24-97           Press Release relative to Declaration of Cash Dividend
      11-26-97           Press Release  with  regard to Fiscal 1997 Earnings and
                         completion of stock repurchase

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HOME BANCORP



Date: December 19, 1997                By: /s/W. Paul Wolf
                                           ---------------
                                           W. Paul Wolf, Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ W. Paul Wolf                            /s/ Matthew P. Forrester
----------------                            ------------------------
W. Paul Wolf, Chairman of the Board         Matthew P. Forrester, Director, Vice
President and Chief Executive Officer       President and Treasurer (Chief
(Principal Executive Officer)               Accounting Officer and Principal
                                            Financial Officer)

Date: December 19, 1997                     Date: December 19, 1997


/s/ C. Philip Andorfer                      /s/ Walter A. McComb, Jr.
----------------------                      -------------------------
C. Philip Andorfer, Director                Walter A. McComb, Jr., Director

Date: December 19, 1997                     Date: December 19, 1997


/s/ Daniel F. Fulkerson                     /s/ Richard P. Hormann
-----------------------                     ----------------------
Daniel F. Fulkerson, Director               Richard P. Hormann, Director

Date: December 19, 1997                     Date: December 19, 1997


/s/ Rod M. Howard                           /s/ Luben Lazoff
-----------------                           ----------------
Rod M. Howard, Director                     Luben Lazoff, Director

Date: December 19, 1997                     Date: December 19, 1997


/s/ Donald E. Thornton
Donald E. Thornton, Director

Date: December 19, 1997

                                Index to Exhibits


 Exhibit
 Number
 ------



  13              Annual Report to Security Holders

  21              Subsidiaries of the Registrant

  23              Consent of Experts

  27              Financial Data Schedule