Form 10-Q
period 1997-12-31
HOME BANCORP/IN
filed 1998-02-10
CIK 916822

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 31, 1997                  Commission File No. 0-22376


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

                       Yes [ X ]   No  [  ]

As of December 31, 1997, there were 3,381,305 shares of common stock issued and 2,385,325 shares outstanding.

                                  HOME BANCORP
                               Fort Wayne, Indiana


                                    FORM 10-Q


                                      INDEX







PART I.  FINANCIAL INFORMATION


     Item 1.    Financial Statements of Home Bancorp

                Consolidated Balance Sheets as of December 31, 1997 and September 30, 1997

                Consolidated Statements of Income for the three months ended December 31, 1997 and 1996

                Consolidated Statements of Cash Flows for the three months ended December 31, 1997 and 1996

                Notes to Consolidated Financial Statements

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations




PART II. OTHER INFORMATION


     SIGNATURES

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED BALANCE SHEETS
AS OF December 31, 1997 (unaudited) and SEPTEMBER 30, 1997
                                                                    (unaudited)
                                ASSETS                           December 31, 1997   September 30, 1997
                                                                  ----------------     -------------
Cash on hand and in other banks ...........................       $   1,737,944        $   1,282,926
Interest earning deposits in other banks ..................           5,568,848            8,162,372
Federal funds sold ........................................           5,300,000            7,000,000
                                                                  -------------        -------------
Cash and cash equivalents .................................          12,606,792           16,445,298
Investment securities available for sale ..................          13,145,687           11,126,562
Investment securities held to maturity
     (Market value $23,190,625; $27,213,750) ..............          22,984,130           26,954,555
Loans receivable, net
     (Allowance for loan losses $1,388,589; $1,387,989) ...         294,346,991          283,986,922
Federal Home Loan Bank stock ..............................           2,449,100            2,449,100
Accrued interest receivable ...............................           2,028,215            2,049,564
Bank premises & equipment .................................           2,657,945            2,710,492
Intangible assets .........................................                --                   --
Foreclosed real estate, net ...............................                --                   --
Deferred & current income taxes ...........................            (345,730)             116,739
Other assets ..............................................             165,284              202,070
                                                                  -------------        -------------
TOTAL ASSETS ..............................................       $ 350,038,414        $ 346,041,302
                                                                  =============        =============
                             LIABILITIES

Deposits ..................................................       $ 302,803,942        $ 297,492,625
Borrowings ................................................                --                   --
Advances from borrowers for taxes and insurance ...........           1,296,628            2,092,412
Accrued interest payable ..................................           1,011,817              971,296
Other liabilities .........................................           2,386,112            1,493,917
                                                                  -------------        -------------
TOTAL LIABILITIES .........................................         307,498,499          302,050,250
                                                                  -------------        -------------
                         STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized,
     none issued ..........................................                --                   --
Common stock, no par value, 10,000,000 shares authorized,
      3,381,305 issued, 2,385,325; 2,467,238 outstanding ..          34,075,299           33,985,413
Retained earnings, substantially restricted ...............          28,170,391           27,618,839
Unearned ESOP compensation ................................          (1,712,559)          (1,769,379)
Unearned RRP compensation .................................            (654,770)            (714,294)
Treasury stock 995,980; 914,067 shares, at cost ...........         (17,385,397)         (15,180,548)
Net unrealized (loss) gain on securities available for sale              46,951               51,021
                                                                  -------------        -------------
TOTAL STOCKHOLDERS' EQUITY ................................          42,539,915           43,991,052
                                                                  -------------        -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ..................       $ 350,038,414        $ 346,041,302
                                                                  =============        =============

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996
(unaudited)


                                                    3 Months Ended: December 31,
                                                    ----------------------------
                                                        1997             1996
                                                     ----------       ----------
INTEREST INCOME
Loans receivable .............................       $5,622,176       $4,970,921
Investment securities ........................          853,740          999,083
                                                     ----------       ----------
Total interest income ........................        6,475,916        5,970,004

INTEREST EXPENSE
Deposits .....................................        4,121,952        3,619,445
Borrowings ...................................             --               --
                                                     ----------       ----------
Total interest expense .......................        4,121,952        3,619,445

Net interest income ..........................        2,353,964        2,350,559
Provision for loan losses ....................              600              600
                                                     ----------       ----------
Net interest income after provision ..........        2,353,364        2,349,959

NON-INTEREST INCOME
Net gain-sale of interest earning assets .....           36,770             --
Net gain-sale of real estate .................             --               --
Fees and service charges .....................           70,917           59,071
                                                     ----------       ----------
Total non-interest income ....................          107,687           59,071

NON-INTEREST EXPENSE
Compensation & employee benefits .............          750,268          705,715
Net occupancy & equipment ....................          144,756          143,488
FDIC insurance premiums ......................           45,343          152,337
Other general & administrative expenses ......          286,118          297,261
                                                     ----------       ----------
Total non-interest expense ...................        1,226,485        1,298,801

Earnings before income tax ...................        1,234,566        1,110,229
Income tax expense ...........................          569,566          459,229
                                                     ----------       ----------

NET INCOME ...................................       $  665,000       $  651,000
                                                     ==========       ==========

Earnings per share ...........................       $     0.29       $     0.26

Earnings per share, assuming dilution ........       $     0.28       $     0.26

                                                  HOME BANCORP
                                              Fort Wayne, Indiana

                                            STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                                  (unaudited)




                                                                                    1997               1996
                                                                                ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income ................................................................     $    665,000      $    651,000
  Adjustments to reconcile net income to net cash from operating activities
     Depreciation .........................................................           54,965            47,072
     Provision for loan losses ............................................              600               600
     Gain on sale of securities ...........................................          (36,770)             --
     Gain of sale of loans ................................................             --                --
     Gain on sale of foreclosed real estate ...............................             --                --
     Loans originated for sale ............................................             --                --
     Proceeds from loan sales .............................................             --                --
     ESOP expense .........................................................          167,349            86,589
     Amortization of RRP contribution .....................................           59,525            59,757
     Loss on disposal of premises and equipment ...........................             --                --
     Amortization of premiums and accretion of discounts, net .............          (69,743)          (23,250)
     Change in
       Accrued interest receivable ........................................           21,349           201,237
       Other liabilities ..................................................          932,716        (1,522,348)
       Other assets .......................................................          640,782           469,622
                                                                                ------------      ------------
          Net cash from operating activities ..............................        2,435,773           (29,721)

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities held to maturity ..............        4,000,000        12,000,000
     Proceeds from sales of securities available for sale .................        2,028,854              --
     Purchase of securities available for sale ............................       (3,985,125)             --
     Purchase of securities held to maturity ..............................             --                --
     Purchase of Federal Home Loan Bank stock .............................             --                --
     Net change in loans ..................................................      (10,360,669)       (6,228,695)
     Purchase of premises and equipment ...................................           (2,418)         (258,922)
                                                                                ------------      ------------
          Net cash from investing activities ..............................       (8,319,358)        5,512,383

                                                  HOME BANCORP
                                              Fort Wayne, Indiana

                                            STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                                  (unaudited)
                                                  (continued)




                                                                                    1997               1996
                                                                                ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES
     Net change in deposit ................................................        5,311,317         5,854,405
     Decrease in advance payments by borrowers for taxes and insurance ....         (795,784)         (655,483)
     Purchase of treasury stock, net of reissuance of shares ..............       (2,357,006)       (1,944,959)
     Cash dividends paid ..................................................         (113,448)         (134,112)
                                                                                ------------      ------------
          Net cash provided by financing activities .......................        2,045,079         3,119,851

Net change in cash and cash equivalents ...................................       (3,838,506)        8,602,513
Cash and cash equivalents, beginning of period ............................       16,445,298        11,922,568
                                                                                ------------      ------------
Cash and cash equivalents, end of period ..................................     $ 12,606,792      $ 20,525,081
                                                                                ============      ============

Supplemental disclosures of cash flow information
     Cash paid for
       Interest on deposits ...............................................     $  4,081,431      $  3,472,854
       Income taxes .......................................................          105,000           262,976




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

The interim financial statements at December 31, 1997 and for the interim periods ended December 31, 1997, and 1996 are unaudited, but reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods.

These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


B. Employee Stock Ownership Plan (ESOP)

The ESOP, a tax qualified employee benefit plan for officers and employees of the Company and the Bank, purchased 231,209 shares of common stock offered in the conversion to a public company on March 29, 1995. The ESOP purchased the shares with funds borrowed for such purpose from the Company. The ESOP will repay the loan through periodic tax-deductible contributions from the Bank over a 12-year period with interest at the applicable Federal Rate as set forth under the Internal Revenue Code of 1986, as amended.

C.  Stock Option and Incentive Plan (SOP) and Recognition and Retention Plan
(RRP)

On October 10, 1995 at a special meeting of the shareholders, a stock option and incentive plan (SOP) and recognition and retention plan (RRP) were approved. Both benefit plans are administered by the compensation committee of the Company. This committee selects recipients and terms of awards

                                  Home Bancorp
                                 Fort Wayne, IN

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                Item 1 Continued



pursuant to the plan. The maximum total shares intended to be made available under the SOP and RRP plans are 330,317 and 115,611, respectively. Of the shares available under the SOP, 228,504 shares have been awarded to directors and officers, subject to certain vesting requirements over a 5 year period, and exercisable over a term not to exceed ten years from the date of the grant, October 10, 1995. A total of 78,127 shares under the RRP have been awarded to directors, officers and employees of the Company subject to certain vesting and employment requirements over a five year period commencing one year from the date of the grant on October 10, 1995. All options and grants will be priced at $15.25, equal to the fair market value of the shares on the date of the grants.

D.  New Accounting Pronouncements

Recent pronouncements by the Financial Accounting Standards Board (FASB) may have an impact on financial statements issued in this and subsequent periods. These standards include the following Statements of Accounting Financial Standards (SFAS):

         1) SFAS No. 128, "Earnings Per Share," revises the accounting requirements for calculating earnings per share. Basic earnings per share for the quarter ended December 31, 1997 and later will be calculated solely on the average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to new methods.

         2) SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Income tax effects must also be shown. This Statement is effective for fiscal years beginning after December 15, 1997.

         3) SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way a public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997.

Management has determined that the impact of the adoption of these statements on the financial position or results of operations will not be material.

                                  Home Bancorp
                                 Fort Wayne, IN

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                Item 1 Continued


E.  Earnings Per Share

Basic earnings per common share are calculated by dividing net earnings by the average number of common shares outstanding during the period (total shares issued less unallocated shares in the Employee Stock Ownership Plan and less treasury shares). Diluted earnings per share takes into account the effect of dilution from the assumed exercise of all outstanding stock options. Diluted earnings per share are calculated by dividing net earnings by the average number of common shares outstanding adjusted for the incremental shares resulting from the exercise of dilutive options during the period. All prior amounts have been restated to be comparable.


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                     Item 2



General

Home Bancorp (the "Company") was formed as an Indiana corporation on December 14, 1993 for the purpose of issuing Common Stock and owning all of the outstanding shares of the Company. On March 29, 1995, Home Bancorp acquired all the capital stock of the Bank upon its Conversion from a mutual to stock institution. Prior to the conversion, the Company had no operating history. The principal business of savings banks, including Home Loan, has historically consisted of attracting deposits from the general public and making loans secured by residential real estate. The Company's earnings are primarily dependent on net interest income, the difference between interest income and interest expense. This is a function of the yield on interest-earning assets less the cost of interest-bearing liabilities. Earnings are also affected by provisions for loan losses, service charges and fee income, operating expenses and income taxes.

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

Financial Condition


The Company's total assets were $350.0 million as of December 31, 1997 compared to $346.0 million as of September 30, 1997, an increase of $4.0 million. For the same period, equity decreased from $44.0 million as of September 30, 1997 to $42.5 million as of December 31, 1997. The Company's growth in total assets reflects continued growth in the Company's loan portfolio that is funded by consumer deposit growth. The net decrease in equity for the period ended December 31, 1997 was primarily the result of the repurchase of shares of the Company's common stock held as treasury stock. The treasury stock purchases represented $2.4 million.

Loans receivable increased $10.3 million, primarily from 1-4 family residential originations, from $284.0 million at September 30, 1997 to $294.3 million at December 31, 1997. Deposits increased $5.3 million for the three months ended December 31,1997 from $297.5 million as of September 30, 1997 to $302.8 million as of December 31, 1997.

Cash and cash equivalents decreased from $16.4 million as of September 30, 1997 to $12.6 million as of December 31, 1997, a decrease of $3.8 million. Investment securities available for sale increased $2.0 million to $13.1 million as of December 31, 1997 while securities held to maturity decreased $4.0 million, from $27.0 million as of September 30, 1997 to $23.0 million as of December 31, 1997. The decrease in cash and cash equivalents, and investment securities was the result of use of these funds for the stock repurchase program, and to fund loan portfolio growth.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued



Income taxes, current and deferred, as of December 31, 1997 reflect timing differences on the remittance of accrued federal income tax liabilities for the current quarter of the fiscal year in comparison to September 30, 1997.

Advances from borrowers for taxes and insurance decreased from $2.1 million as of September 30, 1997 to $1.3 million as of December 31, 1997 primarily from the timing of semi-annual payments of real estate taxes and annual insurance premiums on behalf of loan customers.

Other liabilities increased to $2.4 million as of December 31, 1997 from $1.5 million as of September 30, 1997. The balance as of December 31, 1997 includes increased balances on remittance items payable to third party vendors.


Results of Operation


General. Net income for the three months ended December 31, 1997 increased by $14,000, or 2.2%, to $665,000 from $651,000 for the same period ended December 31, 1996. This increase is attributed to a modest increase in net interest income for the period, increases in non-interest income, lower operating expenses for like periods, but generally offset by increases in provisions for tax liabilities.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. The increase in total interest income of approximately $506,000 for the three month period ended December 31, 1997 compared to the same period in 1996, was nearly offset by an increase of $503,000 in interest expense on deposits. The average yield on interest-earning assets increased from 7.40% to 7.55% for the like three month period ended December 31st due to increases in outstanding loan balances. For the three months ended December 31, 1997, the average cost of interest-bearing liabilities was 5.47% compared to 5.26% for the like period in 1996. This increase in average cost is attributed to competitive pressures on market rates for deposits.

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

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued




Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy for loan losses. The provision for loan losses was $600 for the three months ended December 31, 1997 and was the same for the three month period in 1996. Changes in the provision for loan losses is attributed to management's analysis of the adequacy of the allowance for loan losses to both recognizable and unforeseen losses. At December 31, 1997, the Company's allowance for loan losses totaled $1.4 million or .47% of net loans receivable and 465% of total nonperforming loans.

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

Non-Interest Income. Non-interest income consists primarily of service fees on deposit accounts, loan servicing and late fees, as well as, any recognized gain from the sale of interest earning assets. Non-interest income increased approximately $49,000 for the three month period ended December 31, 1997 in comparison to the like period in 1996. The Company recognized a gain of approximately $37,000 from the sale of an investment security held available for sale during the three month period ended December 31, 1997. Fees and service charges for the three month period ended December 31, 1997 increased by approximately $12,000 over the like period in 1996 from increased consumer service related fees and/or bank imposed charges.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued



Non-Interest Expense. Non-interest expenses for the three month periods ended December 31, 1997 and 1996, were approximately $1,226,000 and $1,299,000, respectively, a decrease of approximately $73,000 for the like periods. For the period ended December 31, 1997, compensation and employee benefits increased approximately $45,000 compared to the same period in 1996 due primarily to staffing needs associated with asset growth. FDIC insurance premium expense decreased approximately $107,000 for the period ended December 31, 1997 compared to the same period in 1996 from the reduction of rates associated with the recapitalization of the insurance fund in 1996. Other general and administrative expenses were moderately lower in the 1997 period compared to 1996 due to general cost containment measures.

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

                                                                       At and For the
                                                                     Three Months Ended
                                                                        December 31,


FINANCIAL HIGHLIGHTS (Averages) .......................            1997             1996
                                                               -----------      -----------
Return on assets ......................................               0.76%            0.80%
Return on equity ......................................               6.14%            5.66%
Yield on interest-earning assets ......................               7.55%            7.40%
Cost of interest-bearing liabilities ..................               5.47%            5.26%
Net interest spread ...................................               2.08%            2.14%
Net interest rate margin ..............................               2.69%            2.90%
Net interest income to operating (G&A) expenses .......             191.93%          180.98%
Operating (G&A) expenses to assets ....................               1.40%            1.60%
Non-interest income to assets .........................               0.12%            0.07%
Interest-earning assets to interest-bearing liabilities             113.81%          115.88%
Efficiency ratio ......................................              50.58%           53.90%
Equity to assets ......................................              12.39%           14.21%
Tangible equity to assets .............................              12.39%           14.21%
Average assets (dollars in thousands) .................        $   349,509      $   323,859

ASSET QUALITY RATIOS
Non-performing assets to total assets .................               0.09%            0.06%
Non-performing loans to net loans .....................               0.10%            0.08%
Allowance for loan losses to net loans ................               0.47%            0.54%
Allowance for loan losses to non-performing loans .....                465%             675%
Net charge offs to loans ..............................                 --               --
Loans to deposits .....................................              97.21%           92.60%
Loans to assets .......................................              84.09%           78.89%

PER COMMON SHARE
Net income ............................................        $      0.29      $      0.26
Net income (diluted) ..................................        $      0.28      $      0.26
Book value ............................................        $     17.83      $     17.15
Tangible book value ...................................        $     17.83      $     17.15

STOCK PRICE
High ..................................................        $     29.50      $     19.50
Low ...................................................        $     24.00      $     16.00
Close .................................................        $     29.50      $     19.00


                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                Item 2 Continued


Liquidity and Capital Resources

The Company's primary source of funds are deposits, principal and interest payments on loans, and maturities of investment securities. While maturities of investment securities and scheduled amortizations of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, if the Bank requires additional funds beyond its ability to acquire them locally, it has borrowing capability through the Federal Home Loan Bank (the "FHLB") of Indianapolis. At December 31, 1997, the Bank had no advances from the FHLB of Indianapolis or other borrowings outstanding and has not had any such advances or other borrowings outstanding since 1983.

Home Loan Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The standard measure of liquidity for thrift institutions is the ratio of qualifying assets due within one year to net withdrawable savings. Currently the minimum requirement is 4%. At December 31, 1997, the Bank's liquidity ratio was 15.8%. As of September 30, 1997, the Bank's liquidity was 16.0%.

The Bank uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Bank anticipates that it will have sufficient funds available to meet current loan commitments and those liquidity needs. At December 31, 1997, the Bank had outstanding commitments to extend credit which amounted to $15.2 million (including $10.6 million in unused lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs.

The institution is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision. Regulatory standards impose the following capital requirements: a risk-based capital expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 1997, the Bank's capital totaled $33.4 million, or 9.71% of tangible and core capital. Risk-based capital totaled $34.7 million, or represented 20.66% of risk-based assets. The institution substantially exceeded all regulatory capital standards.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                Item 2 Continued

The Year 2000 Issue

The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem will affect virtually every computer operation in some way by the rollover of the two digit value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has established a process for evaluating and managing risks associated with this issue. An assessment of the Year 2000 compliance of the Company's computer systems has been completed. The only notable area identified is relative to the replacement of older computer hardware that will not be Year 2000 compliant, but had been previously identified and scheduled for replacement over the next twelve month period. The Company is requiring its data processor, NCR Corporation that provides most of the Company's mission critical operations, and other software vendors to represent that their products are, or will be, Year 2000 compliant, and has planned a program for testing of compliance. The financial impact to the Company and its financial position or results of operations can not be reasonably estimated as of December 31, 1997.


Market Risk


The Company is exposed to the impact of interest rate changes and changes in the market value of it investments.

The Company currently focuses lending efforts toward originating competitively priced adjustable-rate loan products with maturities out thirty years and fixed-rate loan products with maturities not to exceed twenty years. This allows the Company to maintain a portfolio of loans which will be sensitive to changes in interest rates while providing a reasonable spread to the cost of liabilities used to fund the loans.

The Company's primary objective for its investment portfolio is to provide the liquidity necessary to meet loan funding needs. This portfolio is used in the ongoing management of changes to the Company's asset/liability mix, while contributing to profitability through earnings flow. The investment policy generally calls for funds to be invested in overnight fed funds, government and agency securities with relatively short maturities based upon the Company's need for liquidity, desire to achieve a proper balance between risk while maximizing yield, and to fulfill the Company's asset/liability management goals.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                Item 2 Continued



The company emphasizes and promotes its savings, money market, demand and NOW accounts, and certificates of deposit with maturities of 91 days through twelve years, principally from its primary market area. The savings, money market, and NOW accounts tend to be less susceptible to rapid changes in interest rates. The acceptance of longer term certificates of deposit generally offer the Company a lower cost source of funding for longer term lending than borrowings, and provides a good asset/liability match on these products.

In managing its asset/liability mix, the Company, at times, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, as well as, consideration to the Company's total risk profile may place greater emphasis on maximizing its net interest margin than strictly matching the interest rate sensitivity of its assets and liabilities. Management believes that the increased net income which may result from an acceptable mismatch in actual maturity or repricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. The Company has established levels of acceptable risks, which may from time to time be exceeded in recognition to those instances previously discussed. There can be no assurance, however, that in the event of an adverse change in interest rates the Company's efforts to limit interest rate risk will be successful.

Net Portfolio Value. The Company uses a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet items. Management of the Company's assets and liabilities is performed within the context of the marketplace, but subject to levels deemed acceptable by the Board. Generally, the Board has chosen to monitor and adjust exposures rather than limits.

Presented below, as of December 31, 1997, is an analysis of the Company's interest rate risk as prepared by OTS for changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 300 basis points. As illustrated in the table , the Company's NPV is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due both to the rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                Item 2 Continued




At December 31, 1997
-------------------------------------------------------------------------------
Change in Interest Rate      Board Limit        $ Change               % Change
     (Basis Points)          % Change           (In Thousands)
         +300 bp                (27)            ($17,368)                  (42)
         +200 bp                (20)            ($10,987)                  (27)
         +100 bp                (12)            ($  4,947)                 (12)
              0 bp                -                    -                     -
         -100 bp                (  9)            $ 2,559                     6
         -200 bp                (12)             $ 1,120                     3
         -300 bp                (19)            ($ 1,511)                  ( 4)

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate from those assumed in calculating the table. Finally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of those factors in monitoring its exposure to interest rate risk.

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

        None

Item 3  Defaults Upon Senior Securities

        None

Item 4  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise during the quarter ended December 31, 1997. Subsequent to December 31, 1997, however, the following matters ere voted on:

(a) Annual Meeting of the Shareholders:  January 27, 1998
(b) Meeting of January 27, 1998 involved the election of three (3) directors, Messrs. C. Philip Andorfer, Richard P. Hormann, and W. Paul Wolf. The expiration of their terms and those directors continuing in office are as follows:

           Director                                    Expiration of Term
           --------                                    ------------------

           C. Philip Andorfer                                   2001
           Richard P. Hormann                                   2001
           W. Paul Wolf                                         2001
           Daniel F. Fulkerson                                  2000
           Walter A. McComb, Jr.                                2000
           Donald E. Thornton                                   2000
           Matthew P. Forrester                                 1999
           Rod M. Howard                                        1999
           Luben Lazoff                                         1999

(c) Matters voted upon at the Annual Meeting on January 27, 1997 included the following items and the number of votes cast included:

Election of Directors            Votes For                      Votes Against
---------------------            ---------                      -------------

C. Philip Andorfer               2,053,381                           7,067
Richard P. Hormann               2,054,797                           5,651
W. Paul Wolf                     2,056,144                           4,304



                                                                 Votes Against
Ratification of Auditor          Votes For                        Or Withheld
-----------------------          ---------                        -----------

Crowe, Chizek                    2,039,630                          20,818
and Company LLP


Item 5  Other Information

        None

Item 6  Exhibits and Reports on Form 8-k

       Press releases filed on Form 8-k for the quarter ended December 31, 1997 and subsequently, and not previously incorporated on Form 10-K for the fiscal year ended September 30, 1997 include:


       Date of Report                             Subject
       --------------                             -------

       12-10-97                    Press Release relative to Stock Repurchase
                                   Program
        1-21-98                    Press Release relative to Declaration of Cash
                                   Dividend
        2-09-98                    Press Release relative to 1st Quarter  Fiscal
                                   1998 Earnings

                                  Home Bancorp
                                 Fort Wayne, IN


                                   Signatures



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     Home Bancorp



Date: February 10, 1998                              /s/ W. Paul Wolf
                                                     ----------------
                                                     W. Paul Wolf
                                                     Chairman, President, CEO


Date: February 10, 1998                              /s/ Matthew P. Forrester
                                                     ------------------------
                                                     Matthew P. Forrester
                                                     Vice President, Treasurer