Form 10-Q
period 1998-03-31
HOME BANCORP/IN
filed 1998-05-08
CIK 916822

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1998                     Commission File No. 0-22376


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

                       Yes [ X ]   No  [  ]


As of March 31, 1998, there were 3,380,525 shares of common stock issued and 2,357,584 shares outstanding.

                                  HOME BANCORP
                               Fort Wayne, Indiana


                                    FORM 10-Q


                                      INDEX







PART I.  FINANCIAL INFORMATION


     Item 1.    Financial Statements of Home Bancorp

                Consolidated Balance Sheets as of March 31, 1998
                and September 30, 1997

                Consolidated Statements of Income for the three and six months ended March 31, 1998 and 1997

                Consolidated Statements of Cash Flows for the six months ended March 31, 1998 and 1997

                Notes to Consolidated Financial Statements

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations




PART II. OTHER INFORMATION


     SIGNATURES

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1998 (unaudited) and SEPTEMBER 30, 1997


                                                                       (unaudited)
                                ASSETS                                March 31, 1998    September 30, 1997
                                                                      --------------    ------------------
Cash on hand and in other banks ..................................     $   1,456,776      $   1,282,926
Interest earning deposits in other banks .........................        13,257,564          8,162,372
Federal funds sold ...............................................         2,600,000          7,000,000
                                                                       -------------      -------------
Cash and cash equivalents ........................................        17,314,340         16,445,298
Investment securities available for sale .........................         9,088,125         11,126,562
Investment securities held to maturity
     (Market value $14,176,563; $27,213,750) .....................        14,013,080         26,954,555
Loans receivable, net
     (Allowance for loan losses $1,389,189; $1,387,989) ..........       305,998,677        283,986,922
Federal Home Loan Bank stock .....................................         2,449,100          2,449,100
Accrued interest receivable ......................................         1,877,520          2,049,564
Bank premises & equipment ........................................         2,609,660          2,710,492
Intangible assets ................................................              --                 --
Foreclosed real estate, net ......................................              --                 --
Deferred & current income taxes ..................................          (232,328)           116,739
Other assets .....................................................           245,635            202,070
                                                                       -------------      -------------
TOTAL ASSETS .....................................................     $ 353,363,809      $ 346,041,302
                                                                       =============      =============

                             LIABILITIES

Deposits .........................................................     $ 303,595,038      $ 297,492,625
Borrowings .......................................................         2,000,000               --
Advances from borrowers for taxes and insurance ..................         2,402,534          2,092,412
Accrued interest payable .........................................         1,204,720            971,296
Other liabilities ................................................         1,636,977          1,493,917
                                                                       -------------      -------------
TOTAL LIABILITIES ................................................       310,839,269        302,050,250
                                                                       -------------      -------------

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1998 (unaudited) and SEPTEMBER 30, 1997 (continued)


                                                                       (unaudited)
                                                                      March 31, 1998    September 30, 1997
                                                                      --------------    ------------------
                         STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized,
     none issued .................................................              --                 --
Common stock, no par value, 10,000,000 shares authorized,
     3,380,525; 3,381,305 issued, 2,357,584; 2,467,238 outstanding        34,208,451         33,985,413
Retained earnings, substantially restricted ......................        28,899,920         27,618,839
Unearned ESOP compensation .......................................        (1,655,739)        (1,769,379)
Unearned RRP compensation ........................................          (608,444)          (714,294)
Treasury stock 1,022,941; 914,067 shares, at cost ................       (18,343,298)       (15,180,548)
Net unrealized gain on securities available for sale .............            23,650             51,021
                                                                       -------------      -------------
TOTAL STOCKHOLDERS' EQUITY .......................................        42,524,540         43,991,052
                                                                       -------------      -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .........................     $ 353,363,809      $ 346,041,302
                                                                       =============      =============

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998 AND March 31, 1997
(unaudited)

                                              3 Months Ended: March 31,       6 Months Ended: March 31,
                                                 1998           1997            1998            1997
                                             -----------     -----------     -----------     -----------
INTEREST INCOME
Loans receivable .......................     $ 5,733,980     $ 5,015,720     $11,356,156     $ 9,986,641
Investment securities ..................         695,570         952,725       1,549,310       1,951,807
                                             -----------     -----------     -----------     -----------
Total interest income ..................       6,429,550       5,968,445      12,905,466      11,938,448

INTEREST EXPENSE
Deposits ...............................       3,984,262       3,608,685       8,106,214       7,228,130
Borrowings .............................           3,893            --             3,893            --
                                             -----------     -----------     -----------     -----------
Total interest expense .................       3,988,155       3,608,685       8,110,107       7,228,130

Net interest income ....................       2,441,395       2,359,760       4,795,359       4,710,318
Provision for loan losses ..............             600             600           1,200           1,200
                                             -----------     -----------     -----------     -----------
Net interest income after provision ....       2,440,795       2,359,160       4,794,159       4,709,118

NON-INTEREST INCOME
Net gain-sale of interest earning assets          68,118            --           104,888            --
Net gain-sale of real estate ...........            --              --              --              --
Fees and service charges ...............          71,248          55,455         142,166         114,526
                                             -----------     -----------     -----------     -----------
Total non-interest income ..............         139,366          55,455         247,054         114,526

NON-INTEREST EXPENSE
Compensation & employee benefits .......         782,525         655,517       1,532,793       1,361,232
Net occupancy & equipment ..............         144,799         140,657         289,555         284,145
FDIC insurance premiums ................          46,852          10,342          92,195         162,679
Other general & administrative expenses          183,383         268,523         469,502         565,783
                                             -----------     -----------     -----------     -----------
Total non-interest expense .............       1,157,559       1,075,039       2,384,045       2,373,839

Earnings before income tax .............       1,422,602       1,339,576       2,657,168       2,449,805
Income tax expense .....................         583,602         539,576       1,153,168         998,805
                                             -----------     -----------     -----------     -----------


NET INCOME .............................     $   839,000     $   800,000     $ 1,504,000     $ 1,451,000
                                             ===========     ===========     ===========     ===========

Earnings per share .....................     $      0.38     $      0.33     $      0.68     $      0.59

Earnings per share, assuming dilution ..     $      0.37     $      0.32     $      0.65     $      0.58

                                                  HOME BANCORP
                                              Fort Wayne, Indiana

                                            STATEMENTS OF CASH FLOWS

                                    SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                                  (unaudited)


                                                                                     1998              1997
                                                                                ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income ................................................................     $  1,504,000      $  1,451,000
  Adjustments to reconcile net income to net cash from operating activities
     Depreciation .........................................................          107,786            95,604
     Provision for loan losses ............................................            1,200             1,200
     Gain on sale of securities ...........................................         (104,888)             --
     Gain on sale of loans ................................................             --                --
     Gain on sale of foreclosed real estate ...............................             --                --
     Loans originated for sale ............................................             --                --
     Proceeds from loan sales .............................................             --                --
     ESOP expense .........................................................          365,024           171,608
     Amortization of RRP contribution .....................................          117,745           119,355
     Loss on disposal of premises and equipment ...........................             --                 770
     Amortization of premiums and accretion of discounts, net .............          (76,434)          (10,255)
     Change in
       Accrued interest receivable ........................................          172,044           272,059
       Other liabilities ..................................................          376,484        (1,687,673)
       Other assets .......................................................          468,861          (881,676)
                                                                                ------------      ------------
          Net cash from operating activities ..............................        2,931,822          (468,008)

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities held to maturity ..............       13,000,000        24,000,000
     Proceeds investment securities .......................................             --                --
     Proceeds from sales of securities available for sale .................        6,199,024              --
     Purchase of securities available for sale ............................       (3,985,125)             --
     Purchase of securities held to maturity ..............................             --          (8,063,750)
     Purchase of investment securities ....................................             --                --
     Purchase of Federal Home Loan Bank stock .............................             --
     Net change in loans ..................................................      (22,012,955)      (10,468,533)
     Purchase of premises and equipment ...................................           (6,954)         (264,163)
                                                                                ------------      ------------
          Net cash from investing activities ..............................       (6,806,010)        5,203,554

                                                  HOME BANCORP
                                              Fort Wayne, Indiana

                                            STATEMENTS OF CASH FLOWS

                                    SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                                  (unaudited)
                                                  (continued)


                                                                                     1998              1997
                                                                                ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES
     Net change in deposit ................................................        6,102,413         7,565,678
     Borrowings from Federal Home Loan Bank ...............................        2,000,000              --
     Increase in advance payments by borrowers for taxes and insurance ....          310,122           188,002
     Purchase of treasury stock, net of reissuance of shares ..............       (3,446,386)       (2,518,371)
     Cash dividends paid ..................................................         (222,919)         (265,468)
                                                                                ------------      ------------
          Net cash provided by financing activities .......................        4,743,230         4,969,841

Net change in cash and cash equivalents ...................................          869,042         9,705,387
Cash and cash equivalents, beginning of period ............................       16,445,298        11,922,568
                                                                                ------------      ------------
Cash and cash equivalents, end of period ..................................     $ 17,314,340      $ 21,627,955
                                                                                ============      ============

Supplemental disclosures of cash flow information
     Cash paid for
       Interest on deposits ...............................................     $  7,917,204      $  7,202,383
       Income taxes .......................................................          790,000           957,976

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

The interim financial statements at March 31, 1998 and for the interim periods ended March 31, 1998, and 1997 are unaudited, but reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

C. Stock Option and Incentive  Plan (SOP) and  Recognition  and  Retention  Plan
(RRP)

On October 10, 1995 at a special meeting of the shareholders, a stock option and incentive plan (SOP) and recognition and retention plan (RRP) were approved. Both benefit plans are administered by the compensation committee of the Company. This committee selects recipients and terms of awards pursuant to the plan. The maximum total shares intended to be made available under the SOP and RRP plans are 330,317 and 115,611, respectively. Of the shares available under the SOP, 225,795 shares have been awarded to directors and officers, subject to certain vesting requirements over a 5 year period, and exercisable over a term not to exceed ten years from the date of the grant, October 10, 1995. A total of 77,347 shares under the RRP have been awarded to directors, officers and employees of the Company subject to certain vesting and employment requirements over a five year period commencing one year from the date of the grant on October 10, 1995. All options and grants are priced at $15.25, equal to the fair market value of the shares on the date of the grants.

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

         3) SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997.

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

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued


Financial Condition


The Company's total assets were $353.4 million as of March 31, 1998 compared to $346.0 million as of September 30, 1997, an increase of $7.4 million. For the same period, equity decreased from $44.0 million as of September 30, 1997 to $42.5 million as of March 31,1998. The modest growth in total assets and the net decrease in equity for the period ended March 31, 1998 was primarily the result of the repurchase of 127,942 shares of the Company's common stock held as treasury stock, net of shares issued from the exercise of options. The treasury stock purchases represented $3.4 million.

Loans receivable increased $22.0 million, primarily from 1-4 family residential originations, from $284.0 million at September 30, 1997 to $306.0 million at March 31, 1998. Deposits increased $6.1 million for the six months ended March 31, 1998 from $297.5 million as of September 30, 1997 to $303.6 million as of March 31, 1998.

Cash and cash equivalents increased from $16.4 million as of September 30, 1997 to $17.3 million as of March 31, 1998, an increase of approximately $0.9 million. Investment securities available for sale decreased $2.0 million to $9.1 million for the six month period ended March 31,1998 while securities held to maturity decreased $13.0 million, from $27.0 million as of September 30, 1997 to $14.0 million as of March 31, 1998. The decrease in investment securities was the result of the maturity and sale of securities to fund continued loan portfolio growth and the stock repurchase program.

Income taxes, current and deferred, as of March 31, 1998 reflect timing differences on the remittance of accrued income tax liabilities for the current quarter of the fiscal year in comparison to September 30, 1997.

During the period ended March 31, 1998, the Company borrowed $2.0 million at a fixed rate for a ten year term with principal at maturity from the Federal Home Loan Bank on a Community Investment Program advance. The funds are being used to fund home financing for low and moderate income customers in the Company's service area.

Advances from borrowers for taxes and insurance increased from $2.1 million as of September 30, 1997 to $2.4 million as of March 31, 1998 primarily from the timing of semi-annual payments of real estate taxes and annual insurance premiums on behalf of loan customers.

Accrued interest payable increased by approximately $233,000 during the six month period ended March 31, 1998 to $1.2 million primarily from the increased balances of interest bearing deposits and accrued interest on borrowings.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued


Results of Operation


General. Net income for the three months ended March 31, 1998 increased by $39,000, or 4.9%, to $839,000 from $800,000 for the same period ended March 31, 1997. For the six months ended March 31, 1998, net income was $1,504,000, an increase of $53,000, or 3.7%, for the comparable prior year period. These increases were attributed to an increase in net interest income for the periods from growth in earning assets, gains on the sale of investments, but partially offset by increases in provisions for tax liabilities.

The three month earnings represent an annualized return on average assets (ROA) of 0.96% and a return on average equity (ROE) of 7.09%. For the six month period ended March 31, 1998, earnings represent an annualized average ROA of 0.86% and a ROE of 7.01%.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income for the three and six month periods ended March 31, 1998 increased by approximately $82,000 and $85,000, respectively, compared to the same periods in 1997. These increases were primarily the result of increased balances of the Company's interest-earning assets and improving yields on those assets.

Total interest income at March 31, 1998 increased by approximately $460,000 for the three month period, and approximately $970,000 for the six month period when compared with the results for the same periods ended March 31, 1997. The yield on interest-earning assets increased in the three and six month periods ended March 31, 1998 to 7.47% and 7.51%, respectively, compared to 7.44% and 7.42% for the same periods in the preceding year. These increasing yields were attributed to increases in outstanding loan balances funded by lower yielding investments.

The improved yields on earning assets were enhanced by marginally lower costs for deposits during the three month period, and were nearly offset by higher funding costs in the six month period ended March 31, 1998 when compared to comparable periods in 1997. For the three months ended March 31, 1998, the average cost of interest-bearing liabilities was 5.26% compared to 5.31% for the like period in 1997. For the six months ended March 31, 1998, the average cost of interest-bearing liabilities was 5.37% compared to 5.28% for the like period in 1997. The Company's average costs of funds continue to be higher than those experienced by national peers, however, the decrease in the average cost for the current three month period in comparison to the current six month period is the result of lessening of competitive pressures on market rates for deposits in the Company's service area.

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

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued

Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy for loan losses. The provision for loan losses was $600 for the three months ended March 31, 1998 and $1,200 for the six month period ended that date. There were no changes in either period from the prior year periods ended March 31, 1997.

Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to both recognizable and unforeseen losses. At March 31, 1998, the Company's allowance for loan losses totaled $1.4 million or .45% of net loans receivable and 462% of total nonperforming loans.

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

Non-Interest Income. Non-interest income consists primarily of service fees on deposit accounts, loan servicing and late fees, as well as, any recognized gain from the sale of interest earning assets. Non-interest income increased approximately $84,000 for the three month period ended March 31, 1998 in comparison to the like period in 1997. For the six month period ended March 31, 1998, non-interest income increased by approximately $133,000 from a year earlier. These increases were primarily attributed to the sale of securities held available-for-sale. There were no sale of securities during like periods in 1997. Fees and service charges for the three and six month periods ended March 31, 1998, increased approximately $16,000 and $28,000, respectively, over results experienced in 1997. These increases were from increased customer service related fees and/or bank imposed charges.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued

Non-Interest Expense. Non-interest expenses for the three and six month periods ended March 31, 1998, were approximately $1,158,000 and $2,384,000, respectively, compared to $1,075,000 and $2,374,000 reported from the same prior year periods. For the periods ended March 31, 1998, compensation and employee benefits increased approximately $127,000 and $172,000 for the respective three and six month periods as compared to 1997. These increases were primarily attributed to staffing needs associated with asset growth and increased ESOP expense due to the appreciation in the Company's stock price. FDIC insurance premium expense increased by approximately $37,000 in the three month period ended March 31, 1998, but decreased by approximately $70,000 in the six month period when compared to 1997. This fluctuation was the result of credits received in the first quarter of 1997 from the FDIC for overcharges from the recapitalization of the insurance fund on September 30, 1996. Other general and administrative expenses were approximately $85,000 and $96,000 lower for the respective three and six month periods ended March 31, 1998, when compared to the like periods in 1997, primarily from income on loan originations that was applied to costs.

Income Tax Expense. Income tax expense for the three month and six month periods ended March 31, 1998 increased by approximately $44,000 and $154,000 respectively, over like periods in 1997 primarily from higher pretax earnings during the periods.

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

                                                                         At and For the                  At and For the
                                                                     Three Months Ended                Six Months Ended
                                                                           March 31,                        March 31,

FINANCIAL HIGHLIGHTS (Averages)                                     1998             1997             1998             1997
                                                               ------------      -----------      -----------      -----------
Return on assets ......................................                0.96%            0.98%            0.86%            0.89%
Return on equity ......................................                7.09%            7.03%            7.01%            6.33%
Yield on interest-earning assets ......................                7.47%            7.44%            7.51%            7.42%
Cost of interest-bearing liabilities ..................                5.26%            5.31%            5.37%            5.28%
Net interest spread ...................................                2.21%            2.13%            2.14%            2.14%
Net interest rate margin ..............................                2.79%            2.90%            2.74%            2.90%
Net interest income to operating (G&A) expenses .......              210.54%          219.50%          200.98%          198.43%
Operating (G&A) expenses to assets ....................                1.32%            1.32%            1.36%            1.46%
Non-interest income to assets .........................                0.16%            0.07%            0.16%            0.07%
Interest-earning assets to interest-bearing liabilities              113.71%          115.19%          113.79%          115.61%
Efficiency ratio ......................................               44.94%           44.51%           47.32%           49.20%
Equity to assets ......................................               12.11%           13.98%           12.26%           14.11%
Tangible equity to assets .............................               12.11%           13.98%           12.26%           14.11%
Average assets (dollars in thousands) .................        $    350,682      $   325,864      $   350,104      $   324,818

ASSET QUALITY RATIOS
Non-performing assets to total assets .................                0.09%            0.09%
Non-performing loans to net loans .....................                0.10%            0.11%
Allowance for loan losses to net loans ................                0.45%            0.53%
Allowance for loan losses to non-performing loans .....                 462%             468%
Net charge offs to loans ..............................                 --               --
Loans to deposits .....................................              100.79%           93.55%
Loans to assets .......................................               86.60%           79.56%

PER COMMON SHARE
Net income ............................................        $       0.38      $      0.33      $      0.68      $      0.59
Net income (diluted) ..................................        $       0.37      $      0.32      $      0.65      $      0.58
Book value ............................................        $      18.04      $     17.43
Tangible book value ...................................        $      18.04      $     17.43

STOCK PRICE
High ..................................................        $     37.875      $     21.25
Low ...................................................        $     28.500      $     19.00
Close .................................................        $     33.563      $     20.38

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                Item 2 Continued


Liquidity and Capital Resources

The Company's primary source of funds are deposits, principal and interest payments on loans, and maturities of investment securities. While maturities of investment securities and scheduled amortizations of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, if the Bank requires additional funds beyond its ability to acquire them locally, it has borrowing capability through the Federal Home Loan Bank (the "FHLB") of Indianapolis. At March 31, 1998, the Bank had $2.0 million in advances from the FHLB of Indianapolis as part of a specific community lending program. Prior to this advance and exclusive of the ESOP, the Bank had not had any advances or other borrowings outstanding since 1983.

Home Loan Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The standard measure of liquidity for thrift institutions is the ratio of qualifying assets due within one year to net withdrawable savings. Currently the minimum requirement is 4%. At March 31, 1998, the Bank's liquidity ratio was 12.5%. As of September 30, 1997, the Bank's liquidity was 16.0%.

The Bank uses its liquidity resources principally to meet ongoing loan commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Bank anticipates that it will have sufficient funds available to meet current loan commitments and those liquidity needs. At March 31, 1998, the Bank had outstanding commitments to extend credit which amounted to $21.5 million (including $11.6 million in unused lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs.

The institution is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision. Regulatory standards impose the following capital requirements: a risk-based capital expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1998, the Bank's capital totaled $33.7 million, or 9.72% of tangible and core capital. Risk-based capital totaled $35.1 million, or represented 20.11% of risk-based assets. The institution substantially exceeded all regulatory capital standards.


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

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                Item 2 Continued

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has established a process for evaluating and managing risks associated with this issue. An assessment of the Year 2000 compliance of the Company's computer systems has been completed. The most notable area identified is relative to the replacement of older computer hardware that will not be Year 2000 compliant, but had been previously identified and scheduled for replacement over the next nine month period. The Company is currently soliciting bids for the replacement of that hardware and supporting software.

The Company is also requiring its data processor, NCR Corporation that provides most of the Company's mission critical operations, and other software vendors to represent that their products are, or will be, Year 2000 compliant, and has planned a program for testing of compliance. The financial impact to the Company and its financial position or results of operations beyond the disclosed purchase of certain equipment may not be reasonably estimated as of March 31, 1998.


Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market value of its investments. The Company currently focuses lending efforts toward originating competitively priced adjustable-rate loan products with maturities out thirty years and fixed-rate loan products with maturities not to exceed twenty years. This allows the Company to maintain a portfolio of loans which will be sensitive to changes in interest rates while providing a reasonable spread to the cost of liabilities used to fund the loans.

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

The company emphasizes and promotes its savings, money market, demand and NOW accounts, and certificates of deposit with maturities of 91 days through twelve years, principally from its primary market area. The savings, money market, and NOW accounts tend to be less susceptible to rapid changes in interest rates. The acceptance of longer term certificates of deposit generally offers the Company a lower cost source of funding for longer term lending than borrowings, and provides a good asset/liability match on these products.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                Item 2 Continued


In managing its asset/liability mix, the Company, at times, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, as well as, consideration to the Company's total risk profile may place greater emphasis on maximizing its net interest margin than strictly matching the interest rate sensitivity of its assets and liabilities. Management believes that the increased net income which may result from an acceptable mismatch in actual maturity or repricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. The Company has established levels of acceptable risks, which may from time to time be exceeded in recognition of those instances previously discussed. There can be no assurance, however, that in the event of an adverse change in interest rates the Company's efforts to limit interest rate risk will be successful.

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

Presented below, as of March 31, 1998, is an analysis of the Company's interest rate risk as prepared by OTS for changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 300 basis points. As illustrated in the table , the Company's NPV is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due both to the rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates.

At March 31, 1998
-----------------------------------------------------------------
Change in Interest Rate             Board Limit             $ Change               % Change
     (Basis Points)                 % Change             (In Thousands)
         +300 bp                       (27)                 ($18,095)                 (46)
         +200 bp                       (20)                 ($11,508)                 (29)
         +100 bp                       (12)                 ($ 5,204)                 (13)
              0 bp                       -                         -                    -
         -100 bp                       ( 9)                  $ 2,584                    7
         -200 bp                       (12)                  $   529                    1
         -300 bp                       (19)                 ($ 3,032)                 ( 8)

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

        None

Item 3  Defaults Upon Senior Securities

        None

Item 4  Submission of Matters to a Vote of Security Holders

        None, not previously reported on Form 10-Q for the quarter ended December 31, 1997

Item 5 other Information

        None

Item 6  Exhibits and Reports on Form 8-k

        Press release filed on Form 8-k for the quarter ended March 31, 1998 and subsequent to that date include:

             Date of Report                       Subject
             --------------                       -------

                4-22-98 Press Release relative to Second Quarter 1998 Earnings and Declaration of Cash Dividend

                                  Home Bancorp
                                 Fort Wayne, IN


                                   Signatures



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     Home Bancorp



Date: May 8, 1998                                    /s/ W. Paul Wolf
                                                     ----------------
                                                     W. Paul Wolf
                                                     Chairman, President, CEO


Date: May 8, 1998                                    /s/ Matthew P. Forrester
                                                     ------------------------
                                                     Matthew P. Forrester
                                                     Vice President, Treasurer