Form 10-Q
period 1998-06-30
HOME BANCORP/IN
filed 1998-08-07
CIK 916822

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15 (d)
                   of the Securities and Exchange Act of 1934
                   -------------------------------------------

For Quarter Ended                                         Commission File Number
June 30, 1998                                             0-22376


                                  HOME BANCORP
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Indiana                                          35-1906765
--------------------------                       --------------------------
(State or other jurisdiction or                  (I.R.S. Employer Identification
 incorporation or organization)                  Number)

132 East Berry Street, P.O. Box 989
Fort Wayne, Indiana                              46801-0989
-----------------------------------              --------------------------
(Address of principal                            (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (219) 422-3502

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]

As of June 30, 1998, there were 3,380,525 shares of common stock issued and 2,351,021 shares outstanding.

                                  HOME BANCORP
                               Fort Wayne, Indiana


                                    FORM 10-Q


                                      INDEX








PART I.  FINANCIAL INFORMATION


     Item 1.    Financial Statements of Home Bancorp

                Consolidated Balance Sheets as of June 30, 1998
                and September 30, 1997

                Consolidated Statements of Income for the three months and nine months ended June 30, 1998 and 1997

                Consolidated Statements of Cash Flow for the nine months ended June 30, 1998 and 1997

                Notes to Consolidated Financial Statements

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operation




PART II. OTHER INFORMATION


     SIGNATURES

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1998 (unaudited) and SEPTEMBER 30, 1997

                                                                         (unaudited)
                                ASSETS                                 June 30, 1998    September 30, 1997
                                                                       -------------      -------------
Cash on hand and in other banks ..................................     $   1,514,857      $   1,282,926
Interest earning deposits in other banks .........................        10,346,881          8,162,372
Federal funds sold ...............................................         6,000,000          7,000,000
                                                                       -------------      -------------
Cash and cash equivalents ........................................        17,861,738         16,445,298
Investment securities available for sale .........................         5,087,500         11,126,562
Investment securities held to maturity
     (Market value $12,161,250; $27,213,750) .....................        12,021,003         26,954,555
Loans receivable, net
     (Allowance for loan losses $1,389,789; $1,387,989) ..........       318,195,115        283,986,922
Federal Home Loan Bank stock .....................................         2,782,500          2,449,100
Accrued interest receivable ......................................         1,914,193          2,049,564
Bank premises & equipment ........................................         2,570,053          2,710,492
Intangible assets ................................................              --                 --
Foreclosed real estate, net ......................................              --                 --
Deferred & current income taxes ..................................          (348,148)           116,739
Other assets .....................................................           202,197            202,070
                                                                       -------------      -------------
TOTAL ASSETS .....................................................     $ 360,286,151      $ 346,041,302
                                                                       =============      =============


                             LIABILITIES

Deposits .........................................................     $ 306,424,298      $ 297,492,625
Federal Home Loan Bank advances ..................................         7,000,000               --
Advances from borrowers for taxes and insurance ..................         1,462,800          2,092,412
Accrued interest payable .........................................         1,043,597            971,296
Other liabilities ................................................         1,408,188          1,493,917
                                                                       -------------      -------------
TOTAL LIABILITIES ................................................       317,338,883        302,050,250
                                                                       -------------      -------------

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1998 (unaudited) and SEPTEMBER 30, 1997 (continued)

                                                                         (unaudited)
                                                                       June 30, 1998    September 30, 1997
                                                                       -------------      -------------

                         STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized,
     none issued .................................................              --                 --
Common stock, no par value, 10,000,000 shares authorized,
     3,380,525; 3,381,305 issued, 2,351,021; 2,467,238 outstanding        34,332,020         33,985,413
Retained earnings, substantially restricted ......................        29,365,803         27,618,839
Unearned ESOP compensation .......................................        (1,598,919)        (1,769,379)
Unearned RRP compensation ........................................          (550,251)          (714,294)
Treasury stock 1,029,504; 914,067 shares, at cost ................       (18,626,923)       (15,180,548)
Net unrealized gain on securities available for sale .............            25,538             51,021
                                                                       -------------      -------------
TOTAL STOCKHOLDERS' EQUITY .......................................        42,947,268         43,991,052
                                                                       -------------      -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .........................     $ 360,286,151      $ 346,041,302
                                                                       =============      =============



HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
(unaudited)
                                               3 Months Ended: June 30,       9 Months Ended: June 30,

                                                 1998            1997            1998           1997
INTEREST INCOME
Loans receivable .......................     $ 5,960,043     $ 5,222,926     $17,316,199     $15,209,567
Investment securities ..................         505,684         933,903       2,054,994       2,885,711
                                             -----------     -----------     -----------     -----------
Total interest income ..................       6,465,727       6,156,829      19,371,193      18,095,278

INTEREST EXPENSE
Deposits ...............................       3,966,611       3,769,116      12,072,825      10,997,246
Advances ...............................          36,736            --            40,630            --
                                             -----------     -----------     -----------     -----------
Total interest expense .................       4,003,347       3,769,116      12,113,455      10,997,246

Net interest income ....................       2,462,380       2,387,713       7,257,738       7,098,032
Provision for loan losses ..............             600             600           1,800           1,800
                                             -----------     -----------     -----------     -----------
Net interest income after provision ....       2,461,780       2,387,113       7,255,938       7,096,232

NON-INTEREST INCOME
Net gain-sale of interest earning assets           3,518            --           108,406            --
Net gain-sale of real estate ...........            --              --              --              --
Fees and service charges ...............          80,750          64,407         222,916         178,933
                                             -----------     -----------     -----------     -----------
Total non-interest income ..............          84,268          64,407         331,322         178,933

NON-INTEREST EXPENSE
Compensation & employee benefits .......         786,132         658,607       2,318,925       2,019,839
Net occupancy & equipment ..............         148,301         156,035         437,855         440,180
FDIC insurance premiums ................          47,231          44,886         139,427         207,566
Other general & administrative expenses          275,537         306,332         745,038         872,115
                                             -----------     -----------     -----------     -----------
Total non-interest expense .............       1,257,201       1,165,860       3,641,245       3,539,700

Earnings before income tax .............       1,288,847       1,285,660       3,946,015       3,735,465
Income tax expense .....................         539,847         547,660       1,693,015       1,546,465
                                             -----------     -----------     -----------     -----------

NET INCOME .............................     $   749,000     $   738,000     $ 2,253,000     $ 2,189,000
                                             ===========     ===========     ===========     ===========

Earnings per share, basic ..............     $      0.34     $      0.31     $      1.02     $      0.90

Earnings per share, assuming dilution ..     $      0.33     $      0.31     $      0.98     $      0.88

                                                  HOME BANCORP
                                              Fort Wayne, Indiana

                                            STATEMENTS OF CASH FLOW

                                    NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                                  (unaudited)


                                                                                     1998              1997
                                                                                ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income ................................................................     $  2,253,000      $  2,189,000
  Adjustments to reconcile net income to net cash from operating activities
     Depreciation .........................................................          159,834           153,787
     Provision for loan losses ............................................            1,800             1,800
     Gain on sale of securities ...........................................         (108,406)             --
     Gain on sale of loans ................................................             --                --
     Gain on sale of foreclosed real estate ...............................             --                --
     Loans originated for sale ............................................          (87,500)             --
     Proceeds from loan sales .............................................             --                --
     ESOP expense .........................................................          566,206           415,313
     Amortization of RRP contribution .....................................          175,939           178,952
     Loss on disposal of premises and equipment ...........................             --                 770
     Amortization of premiums and accretion of discounts, net .............          (80,872)          (41,493)
     Change in
       Accrued interest receivable ........................................          135,371           223,311
       Other liabilities ..................................................          (13,428)       (1,567,044)
       Other assets .......................................................          573,206           368,447
                                                                                ------------      ------------
          Net cash from operating activities ..............................        3,575,150         1,922,843

CASH FLOW FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities held to maturity ..............       15,000,000        28,000,000
     Proceeds from sales of securities available for sale .................       10,286,815              --
     Purchase of securities available for sale ............................       (3,985,125)       (2,006,094)
     Purchase of securities held to maturity ..............................             --          (8,063,750)
     Purchase of Federal Home Loan Bank stock .............................         (333,400)         (394,900)
     Net change in loans ..................................................      (34,122,493)      (22,160,347)
     Purchase of premises and equipment ...................................          (19,395)         (296,432)
                                                                                ------------      ------------
          Net cash from investing activities ..............................      (13,173,598)       (4,921,523)

                                                  HOME BANCORP
                                              Fort Wayne, Indiana

                                            STATEMENTS OF CASH FLOW

                                    NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                                  (unaudited)
                                                  (continued)


                                                                                     1998              1997
                                                                                ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES
     Net change in deposit ................................................        8,931,673        16,519,642
     Advances from Federal Home Loan Bank .................................        7,000,000              --
     Increase in advance payments by borrowers for taxes and insurance ....         (629,612)         (592,477)
     Purchase of treasury stock, net of reissuance of shares ..............       (3,781,136)       (4,716,521)
     Cash dividends paid ..................................................         (506,037)         (362,311)
                                                                                ------------      ------------
          Net cash provided by financing activities .......................       11,014,888        10,848,333

Net change in cash and cash equivalents ...................................        1,416,440         7,849,653
Cash and cash equivalents, beginning of period ............................       16,445,298        11,922,568
                                                                                ------------      ------------
Cash and cash equivalents, end of period ..................................     $ 17,861,738      $ 19,772,221
                                                                                ============      ============
Supplemental disclosures of cash flow information
     Cash paid for
       Interest on deposits ...............................................     $ 12,012,927      $ 10,887,572
       Interest on advances from Federal Home Loan Bank ...................           28,226              --
       Income taxes .......................................................          790,000         1,302,976

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

The interim financial statements at June 30, 1998 and for the interim periods ended June 30, 1998, and 1997 are unaudited, but reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued


Financial Condition


The Company's total assets were $360.3 million as of June 30, 1998 compared to $346.0 million as of September 30, 1997, an increase of $14.3 million. For the same period, equity decreased from $44.0 million as of September 30, 1997 to $42.9 million as of June 30,1998. The growth in total assets was the result of continued growth in the Company's loan portfolio funded by modest deposit growth and advances from the Federal Home Loan Bank ("FHLB"). The net decrease in equity for the period ended June 30, 1998 was primarily the result of the repurchase of 137,942 shares of the Company's common stock held as treasury stock, net of shares issued from the exercise of options. The treasury stock purchases represented $3.8 million.

Loans receivable increased $34.2 million, primarily from 1-4 family residential originations, from $284.0 million at September 30, 1997 to $318.2 million at June 30, 1998. Deposits increased $8.9 million for the nine months ended June 30, 1998 from $297.5 million as of September 30, 1997 to $306.4 million as of June 30, 1998.

Cash and cash equivalents increased from $16.4 million as of September 30, 1997 to $17.9 million as of June 30, 1998, an increase of approximately $1.5 million. Investment securities available for sale decreased $6.0 million to $5.1 million for the nine month period ended June 30,1998 while securities held to maturity decreased $15.0 million, from $27.0 million as of September 30, 1997 to $12.0 million as of June 30, 1998. The decrease in investment securities was the result of the maturity and sale of securities to fund continued loan portfolio growth and the stock repurchase program.

The balance in Federal Home Loan Bank stock increased from $2.4 million as of September 30, 1997 to $2.8 million as of June 30, 1998 from the purchase of additional stock in fulfillment of minimum FHLB stock requirements.

Income taxes, current and deferred, as of June 30, 1998 reflect timing differences on the remittance of accrued income tax liabilities for the current quarter of the fiscal year in comparison to September 30, 1997.

During the period ended June 30, 1998, the Company had $7.0 million in outstanding advances from the FHLB while it had no borrowings as of September 30, 1997. The funds are being used to fund continued loan growth in residential lending in the Bank's service area.

Advances from borrowers for taxes and insurance decreased from $2.1 million as of September 30, 1997 to $1.5 million as of June 30, 1998 primarily from the timing of semi-annual payments of real estate taxes and annual insurance premiums on behalf of loan customers.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued


Results of Operation

General. Net income for the three months ended June 30, 1998 increased by $11,000, or 1.5%, to $749,000 from $738,000 for the same period ended June 30, 1997. For the nine months ended June 30, 1998, net income was $2,253,000, an increase of $64,000, or 2.9%, for the comparable prior year period. These increases were attributed to an increase in net interest income for the periods from growth in earning assets, gains on the sale of investments, but partially offset by increases in non-interest expenses and in provisions for tax liabilities.

The three month earnings represent an annualized return on average assets (ROA) of 0.85% and a return on average equity (ROE) of 7.01%. For the nine month period ended June 30, 1998, earnings represent an annualized average ROA of 0.86% and a ROE of 7.01%.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income for the three and nine month periods ended June 30, 1998 increased by approximately $75,000 and $160,000, respectively, compared to the same periods in 1997. These increases were primarily the result of increased balances of the Company's interest-earning assets.

Total interest income at June 30, 1998 increased by approximately $309,000 for the three month period, and approximately $1,276,000 for the nine month period when compared with the results for the same periods ended June 30, 1997. The yield on interest-earning assets decreased from 7.48% for the three month period ended June 30, 1997 to 7.43% for the same period ended June 30, 1998. The yield on interest-earning assets during the nine month period ended June 30, 1998 increased to 7.49%, up from 7.44% for the same period in 1997. Growth in total interest income during these periods was indicative of continued growth in interest-earning assets, but also reflected the impact of lower yields on those assets.

The growth in total interest income was significantly negated by increased interest expense in both the three month and nine month periods ended June 30, 1998. These increases were generally from increased balances of costing-liabilities as average funding costs were either decreasing or nearly constant from prior year periods. For the three month period ended June 30, 1998, the average cost of interest-bearing liabilities was 5.23%, down from 5.36% for the same period in 1997. For the nine month period ended June 30, 1998, the average cost of interest-bearing liabilities was 5.32% compared to 5.31% for the like period in 1997. The Company's average costs of funds continue to be higher than those experienced by national peers, however, the decrease in the average cost for the current three month period in comparison to the current nine month period is the result of lessening of competitive pressures on market rates for deposits in the Company's service area.

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

Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy for loan losses. The provision for loan losses was $600 for the three months ended June 30, 1998 and $1,800 for the nine month period ended that date. There were no changes in either period from the prior year periods ended June 30, 1997.

Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to both recognizable and unforeseen losses. At June 30, 1998, the Company's allowance for loan losses totaled $1.4 million or .44% of net loans receivable and 403% of total nonperforming loans.

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

Non-Interest Income. Non-interest income consists primarily of service fees on deposit accounts, loan servicing and late fees, as well as, any recognized gain from the sale of interest earning assets. Non-interest income increased approximately $20,000 for the three month period ended June 30, 1998 in comparison to the like period in 1997. For the nine month period ended June 30, 1998, non-interest income increased by approximately $152,000 from a year earlier. These increases were primarily attributed to the sale of securities held available-for-sale. There were no sale of securities during like periods in 1997. Fees and service charges also contributed to these increases in both the

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued


three and nine month periods ended June 30, 1998 with increases of approximately $16,000 and $44,000, respectively, over results experienced in 1997. These increases were from increased customer service related fees and/or bank imposed charges.

Non-Interest Expense. Non-interest expenses for the three and nine month periods ended June 30, 1998, were approximately $1,257,000 and $3,641,000, respectively, compared to $1,166,000 and $3,540,000 reported from the same prior year periods. For the periods ended June 30, 1998, compensation and employee benefits increased approximately $128,000 and $299,000 for the respective three and six month periods as compared to 1997. These increases were primarily attributed to general inflationary increases, to staffing needs associated with asset growth and increased ESOP expense due to the appreciation in the Company's stock price. FDIC insurance premium expense decreased by approximately $68,000 in the nine month period when compared to 1997 as a result of the lowering of of deposit insurance following the recapitalization of the insurance fund on September 30, 1996. Other general and administrative expenses were approximately $31,000 and $127,000 lower for the respective three and nine month periods ended June 30, 1998, when compared to the like periods in 1997, primarily from income on loan originations that was applied to costs.

Income Tax Expense. Income tax expense for the nine month period ended June 30, 1998 increased by approximately $147,000 over the like period in 1997 primarily from higher pretax earnings during the period.

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

                                                                       At and For the                   At and For the
                                                                     Three Months Ended                Nine Months Ended
                                                                           June 30,                         June 30,

FINANCIAL HIGHLIGHTS (Averages)                                    1998               1997            1998               1997
                                                               ------------      ------------      -----------      -----------
Return on assets ......................................                0.85%             0.89%            0.86%            0.89%
Return on equity ......................................                7.01%             6.61%            7.01%            6.43%
Yield on interest-earning assets ......................                7.43%             7.48%            7.49%            7.44%
Cost of interest-bearing liabilities ..................                5.23%             5.36%            5.32%            5.31%
Net interest spread ...................................                2.20%             2.12%            2.17%            2.13%
Net interest rate margin ..............................                2.78%             2.89%            2.75%            2.86%
Net interest income to operating (G&A) expenses .......              195.86%           204.80%          199.32%          200.53%
Operating (G&A) expenses to assets ....................                1.42%             1.41%            1.38%            1.43%
Non-interest income to assets .........................                0.10%             0.08%            0.13%            0.07%
Interest-earning assets to interest-bearing liabilities              113.64%           115.32%          113.74%          115.87%
Efficiency ratio ......................................               49.37%            47.54%           47.98%           48.64%
Equity to assets ......................................               12.07%            13.50%           12.20%           13.88%
Tangible equity to assets .............................               12.07%            13.50%           12.20%           13.88%
Average assets (dollars in thousands) .................        $    353,980      $    330,894      $   351,267      $   326,951

ASSET QUALITY RATIOS
Non-performing assets to total assets .................                0.10%             0.05%
Non-performing loans to net loans .....................                0.11%             0.06%
Allowance for loan losses to net loans ................                0.44%             0.51%
Allowance for loan losses to non-performing loans .....                 403%              836%
Net charge offs to loans ..............................                  --                --
Loans to deposits .....................................              103.84%            94.70%
Loans to assets .......................................               88.32%            81.37%

PER COMMON SHARE
Net income ............................................        $       0.34      $       0.31     $     1.02        $      0.90
Net income (diluted) ..................................        $       0.33      $       0.31     $     0.98        $      0.88
Book value ............................................        $      18.27      $      17.62
Tangible book value ...................................        $      18.27      $      17.62

STOCK PRICE
High ..................................................        $      35.375     $      20.875
Low ...................................................        $      29.125     $      20.125
Close .................................................        $      29.375     $      20.875

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued

Liquidity and Capital Resources

The Company's primary source of funds are deposits, principal and interest payments on loans, and maturities of investment securities. While maturities of investment securities and scheduled amortizations of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, if the Bank requires additional funds beyond its ability to acquire them locally, it has borrowing capability through the Federal Home Loan Bank (the "FHLB") of Indianapolis. At June 30, 1998, the Bank had $7.0 million in advances from the FHLB of Indianapolis.

Home Loan Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The standard measure of liquidity for thrift institutions is the ratio of qualifying assets due within one year to net withdrawable savings. Currently the minimum requirement is 4%. At June 30, 1998, the Bank's liquidity ratio was 7.69%. As of September 30, 1997, the Bank's liquidity was 16.0%.

The Bank uses its liquidity resources principally to meet ongoing loan commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Bank anticipates that it will have sufficient funds available to meet current loan commitments and those liquidity needs. At June 30, 1998, the Bank had outstanding commitments to extend credit which amounted to $17.3 million (including $12.2 million in unused lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs.

The institution is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision. Regulatory standards impose the following capital requirements: a risk-based capital expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of June 30, 1998, the Bank's capital totaled $33.8 million, or 9.56% of tangible and core capital. Risk-based capital totaled $35.2 million, or represented 19.46% of risk-based assets. The institution substantially exceeded all regulatory capital standards.


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

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                Item 2 Continued


The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 failures. The Company has established a process for evaluating and managing risks associated with this issue. An assessment of the Year 2000 compliance of the Company's computer systems has been completed. The Company has established a plan for testing systems and interfaces. The Company has also assessed the vulnerability of its customer base to Year 2000 problems and potential repayment issues for the Bank. The Company also has required its data processor, NCR Corporation that provides most of the Company's mission critical operations, and other software vendors to represent that their products are, or will be, Year 2000 compliant. In addition, these parties are being required to test or have adopted a program of testing for compliance.

The Company had previously identified and scheduled for replacement this calendar year most of its computer hardware, communication, and software programs. The Company recently signed contracts in these regards for the purchase and installation of this equipment during the next six months. The approximate cost is $600,000.


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

Presented below, as of June 30, 1998, is an analysis of the Company's interest rate risk as prepared by OTS for changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 300 basis points. As illustrated in the table , the Company's NPV is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due both to the rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates.

At June 30, 1998
--------------------------------------------------------------------------------
Change in Interest Rate        Board Limit         $ Change           % Change
     (Basis Points)            % Change            (In Thousands)

         +300 bp                  (27)             ($16,346)              (43)
         +200 bp                  (20)             ($10,171)              (27)
         +100 bp                  (12)             ($ 4,389)              (11)
            0 bp                    -                     -                 -
         -100 bp                  ( 9)              $ 1,745                 5
         -200 bp                  (12)              $   488                 1
         -300 bp                  (19)             ($   884)               (2)

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

        None

Item 5 other Information

        None

Item 6  Exhibits and Reports on Form 8-k

        Press release filed on Form 8-k for the quarter ended June 30, 1998 and subsequent to that date include:

               Date of Report                     Subject
               --------------                     -------

                6-16-98             Declaration of Cash Dividend

                7-28-98             Third Quarter Year Fiscal Year 1998 Earnings

                                  Home Bancorp
                                 Fort Wayne, IN


                                   Signatures



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     Home Bancorp



Date: August 7, 1998                                 /s/ W. Paul Wolf
                                                     ----------------
                                                     W. Paul Wolf
                                                     Chairman, President, CEO


Date: August 7, 1998                                 /s/ Matthew P. Forrester
                                                     ------------------------
                                                     Matthew P. Forrester
                                                     Vice President, Treasurer