Form 10-K405
period 1998-09-30
HOME BANCORP/IN
filed 1998-12-21
CIK 916822

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from              to

                         Commission file number: 0-22376

                                  HOME BANCORP
--------------------------------------------------------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq National Market as of December 14, 1998, was $62.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of December 14, 1998, there were issued and outstanding 2,185,045 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1998.

         Part III of Form 10-K - Portions of the Proxy Statement for fiscal 1998 Annual Meeting of Stockholders.

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

         At September 30, 1998, the Company had $372.4 million of assets and stockholders' equity of $41.0 million (or 11.0% of total assets).

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

         The Company and the Bank may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including Exhibits thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company and the Bank pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements include statements with respect to the Company's and the Bank's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's and Bank's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend",

"plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's and the Bank's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statement: the strength of the United States economy in general and the strength of the local economies in which the Company and Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Bank and the perceived overall value of thee products and services; the willingness of users to substitute competitors' products and services for the Bank's products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company and the Bank at managing risks involved in the foregoing.

         The foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

Market Area

         The Company's market area is currently northeastern Indiana, primarily Allen and Adams Counties. The Company serves its market area through eight bank offices in Allen County and a single bank office in Adams County.

         Fort Wayne, the county seat for Allen County, is located 118 miles northeast of Indianapolis and is situated in the center of an approximately 160 mile radius hub consisting of Chicago, Grand Rapids, Detroit, Columbus, and Cincinnati. Allen County has a broad mix of large employers which provides a relatively stable local business climate during recessionary times. Allen County has 18 employers with 1,000 or more employees, ranging from communications to education to medical care to manufacturing. Allen County's largest employer is Fort Wayne Community Schools with 3,298 employees. The second largest employer is the General Motors Truck and Bus Group which in 1986 established a state-of-the-art manufacturing facility in Allen County which produces full-size C/K pick-up trucks. The GM facility currently employs 3,194 people. Lincoln National Corporation, the parent company of Lincoln National Life Insurance Company, has approximately 2,978 employees and is headquartered in Fort Wayne. Lincoln National Corporation has recently announced plans to move its corporate center to the Philadelphia, PA area by mid year 1999. As announced in published reports, the move only affects approximately 60 employees. The fourth largest employer is Parkview Hospital with an employment of 2,730.

Lending Activities

         General. The Company historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. These loans continue to be the major focus of the Company's loan origination activities, representing 96.5% of the Company's total loan portfolio at September 30, 1998 (including one- to four-family residential construction loans). The Company also originates a limited amount of commercial real estate loans secured by owner-occupied property, and a limited number of consumer loans, primarily in the form of home equity loans. These commercial real estate loans and consumer loans constituted approximately 0.5% and 3.0%, respectively, of the Bank's total loan portfolio at September 30, 1998.

         All loans must be approved by three members of the Bank's six-person loan committee consisting of the President, the Vice President of Lending, three other officers, and one outside director. Commercial loan applications aresubmitted for approval to the same committee,with the consultation of an outside and independent appraiser. The loan committee and all loan officers meet weekly and each loan officer presents his or her loans for approval. Occasionally, a unique or high principal loan will be presented, at the discretion of management, to the Bank's Board of Directors for review.

         The Bank's regulatory lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1998, the Bank's lending limit under this restriction was $5.1 million. On September 30, 1998 the Bank's largest aggregate lending relationship was through a local not-for-profit community development corporation that underwrites, originates and then guarantees payment on single family residential loans to very low to moderate income individuals in targeted areas of the city of Fort Wayne. The Bank generally takes a participation interest along with other local lenders on these loans made to individual borrowers. The oustanding balance on the aggregate of these loans as of September 30, 1998 was approximately $860,000.The Bank's largest single lending relationship was a first lien residential loan mortgage loan of $774,000. There was only one other lending relationships in excess of $500,000 as of September 30, 1998, which was also a one- to four-family residential loan. All of these loans were performing in accordance with their repayment terms.

         Loan Portfolio Data. The following table sets forth the composition of the Company's loan portfolio by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred net loan fees, and loans in process.

                                                                              At September 30,
                                         -----------------------------------------------------------------------------------------
                                                1998                    1997                   1996                   1995
                                          ------------------     -------------------     -----------------     -------------------
                                          Amount     Percent     Amount      Percent     Amount    Percent     Amount      Percent
                                          ------     -------     ------      -------     ------    -------     ------      -------
                                                                        (Dollars in Thousands)
TYPE OF LOAN
Mortgage loans:
  One- to four-family residential....    $308,627     92.99%    $269,995      92.28%    $238,102     91.83%    $204,886      92.48%
  Commercial real estate.............       1,715       .52        1,856        .64        1,357       .52        1,313        .59
  One- to four-family residential -
    Construction.....................      11,512      3.47       11,797       4.03       12,407      4.79        8,814       3.98

Consumer loans:
  Loans secured by deposits..........         873       .26          885        .30          743       .29          880        .40
  Home equity loans..................       8,012      2.41        7,029       2.40        5,466      2.11        4,401       1.98
  Home improvement loans.............       1,165       .35        1,024        .35        1,197       .46        1,262        .57
                                         --------    ------     --------     ------     --------    ------     --------     ------
     Total loans receivable(1).......     331,904    100.00%     292,586     100.00%     259,272    100.00%     221,556     100.00%
                                                     ======                  ======                 ======                  ======
Less:
  Allowance for loan losses..........       1,390                  1,388                   1,385                  1,372
  Deferred net loan fees.............         393                    338                     393                    454
  Loans in process...................       5,933                  6,873                   7,188                  5,325
                                         --------               --------                --------              ---------
     Net loans receivable............    $324,188               $283,987                $250,306               $214,405
                                         ========               ========                ========               ========
                                              At September 30,
                                          ------------------------
                                                    1994
                                          ------------------------
                                          Amount           Percent
                                          ------           -------
TYPE OF LOAN
Mortgage loans:
  One- to four-family residential....    $192,650           92.82%
  Commercial real estate.............       1,086             .52
  One- to four-family residential -
    Construction.....................       8,156            3.93

Consumer loans:
  Loans secured by deposits..........         680             .33
  Home equity loans..................       3,431            1.65
  Home improvement loans.............       1,544             .75

     Total loans receivable(1).......     207,547          100.00%
                                                           ======
Less:
  Allowance for loan losses..........       1,288
  Deferred net loan fees.............         533
  Loans in process...................       5,048
                                        ---------
     Net loans receivable............    $200,678
                                         ========

    The following table sets forth certain information at September 30, 1998, regarding the dollar amount of loans maturing in the Company's loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                 Balance                 Due During Fiscal Years Ended September 30,
                                              Outstanding       ----------------------------------------------------------------
                                                    at                                    2002      2004       2009      2014
                                              September 30,                                to         to         to       and
                                                   1998         1999     2000    2001     2003      2008       2013    following
                                              -------------  -------     ----   -----    -----     -----     ------    ---------
                                                                               (In Thousands)
Mortgage loans:
  One- to four-family residential.......         $320,139(1) $   125     $227   $1,301   $4,910    $49,380   $127,147   $137,049
  Commercial real estate................            1,715        177      159      ---      218        106      1,055        ---

Consumer loans:
  Home improvement......................            1,165        401       19       55      375        315        ---        ---
  Home equity...........................            8,012      8,012      ---      ---      ---        ---        ---        ---
  Loans secured by deposits.............              873        873      ---      ---      ---        ---        ---        ---
                                                 --------     ------     ----   ------   ------    -------   --------   --------

Total Loans Receivable..................         $331,904     $9,588     $405   $1,356   $5,503    $49,801   $128,202   $137,049
                                                 ========     ======     ====   ======   ======    =======   ========   ========

(1) Includes $11.5 million in one- to four-family residential construction loans, all of which are scheduled to convert into permanent loans maturing after the year 2014.


         The following table sets forth, as of September 30, 1998, the dollar amount of all loans due after one year which have fixed interest rates and variable interest rates.

                                                             Due After September 30, 1999
                                                   -----------------------------------------------
                                                   Fixed Rates      Variable Rates          Total
                                                   -----------      --------------          -----
                                                                    (In Thousands)
Mortgage loans:
  One- to four-family residential...........          $265,657          $ 54,357          $320,014
  Commercial real estate....................                95             1,443             1,538

Consumer loans:
  Home improvement..........................               764               ---               764
  Home equity...............................               ---               ---               ---
  Loans secured by deposits.................               ---               ---               ---
                                                      --------          --------          --------

Total Loans Receivable......................          $266,516          $ 55,800          $322,316
                                                      ========          ========          ========

         One- to Four-Family Residential Mortgage Loans. The Company's residential mortgage loans consist primarily of one- to four-family, owner-occupied mortgage loans. Approximately $320.1 million, or 96.4%, of the Company's loan portfolio at September 30, 1998 consisted of one- to four-family residential mortgage loans. A significant portion, approximately 80% at September 30, 1998, of the Company's one- to four-family residential mortgage and residential mortgage construction loans provide for fixed rates of interest and for repayment of principal over a fixed period of 10, 15 or 20 years. The Company does not make fixed rate loans exceeding 30 years. The Company's one- to four-family residential mortgage loans have normally remained outstanding for shorter periods than provided for by their contractual terms. The average life of such loans varies from year to year with changes in interest rates, but management believes it is generally significantly less than the full term of the loans. While the Company's fixed-rate one- to four-family residential mortgage loans are priced at rates close to its competitors' rates, the Company competes for loan customers somewhat more on the basis of quality of service and somewhat less on the basis of pricing.

         The Company underwrites all its fixed rate one- to four-family residential mortgage loans to Federal National Mortgage Association ("FNMA") standards so that they may be sold in the secondary market. The Company holds for investment all fixed rate one- to four-family residential mortgage loans with terms of 20 years or less and, in 1991, began selling all of its 30-year fixed rate loans in the secondary market. As of September 30, 1998, the Company had no fixed-rate loans held for investment with remaining terms in excess of 20 years. The Company retains the servicing on all loans it sells. See "-Originations and Sale of Loans." Management feels that this strategy improves liquidity and enables the Company to better manage its interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations - Asset/Liability Management" contained in the Annual Report to Stockholders attached as Exhibit 13 to this document (the "Annual Report").

         The Company also offers adjustable rate loan products that reprice as frequently as every year or can be fixed for a term of up to seven years and adjust annually thereafter. Currently originated adjustable rate mortgage
("ARM") loans that reprice annually are indexed to the one-year U.S. Treasury securities yield with a margin of 2 3/4% above such index. In addition, the maximum rate adjustment per year and over the life of the loan is 2% and 6%, respectively. The Company also originates loans which are fixed for three, five and seven years, respectively, which convert to a one year ARM indexed to the one-year U.S. Treasury thereafter. These products have annual caps of 2% and lifetime caps of 6%. ARMs are underwritten for terms up to 30 years. At September 30, 1998, the Company's one- to four-family ARM portfolio totaled $55.7 million, or 16.8% of the Company's gross loan portfolio.

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

         The Company makes fixed-rate and adjustable-rate construction loans to finance the construction of one- to four-family residences. Most construction lending is of a construction/permanent type where interest only is collected for a period of up to one year and then is converted to an amortizing permanent loan. These loans are made to borrowers working with licensed contractors or builders with an established credit history confirmed through the National Association of Credit Management and/or with membership in local home builders associations. The Company also makes builder "spec" loans to the aforementioned types of contractors and builders, generally with no one builder having more than three such loans outstanding at any one time. The money borrowed under the mortgage is disbursed through four draws. Draws occur after the foundation is laid, after roofing and flatwork is completed, after dry-walling is completed, and after full completion of the residence. An occupancy permit is required before the Company releases the final disbursement. There are also inspections before each disbursement. In the case of builder "spec" loans, upon completion of the residence, the mortgagor/owner-occupier assumes a residential mortgage loan with the Company. The Company requires that all builder "spec" loans have personal guarantees from the principal and his or her spouse.

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

          At September 30, 1998, $11.5 million, or 3.5%, of the Company's loan portfolio consisted of construction loans. Although no construction loans were classified as non-performing as of September 30, 1998, these loans do involve a higher level of risk than conventional one- to four-family residential mortgage loans. For example, if a project is not completed and the borrower defaults, the Company may have to hire another contractor to complete the project at a higher cost. Also, a house may be completed but may not be marketable, resulting in the borrower defaulting and the Company taking title to the house.

         Commercial Real Estate Loans. At September 30, 1998, $2.0 million, or 0.6%, of the Company's loan portfolio consisted of commercial real estate loans, the largest of which was a construction loan for $480,000 secured by a mortgage loan on a professional building. All commercial real estate loans are secured by owner-occupied, non-residential real estate, such as small office buildings or churches. The Company underwrites these loans on a case-by-case basis and, in addition to its normal mortgage underwriting criteria, the Company will evaluate the borrower's ability to service the debt from the net operating income of the property. As of September 30, 1998, no commercial real estate loans were included in non-performing assets.

         Consumer Loans. The Company originates consumer loans secured by liens on real estate, including home improvement and home equity line of credit loans, as well as deposit secured loans. At September 30, 1998, $10.0 million, or 3.0%, of the Company's loan portfolio consisted of consumer loans. Substantially all of the Company's consumer loans were secured by real estate at September 30, 1998.

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

         Consumer loans generally involve a higher level of credit risk than one- to four-family residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Company's consumer loan portfolio because of the high percentage of home improvement loans and home equity lines of credit secured by real estate and underwritten in a manner such that they result in a lending risk substantially similar to single-family residential loans. Furthermore, their relatively higher yields and shorter terms to maturity are believed to be helpful in reducing the interest-rate risk of the Company's loan portfolio and in broadening the Company's lending services. As of September 30, 1998, no consumer loans were included in non-performing assets.

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

         The Company originates substantially all its fixed rate mortgage loans in conformity with the standard criteria of the FNMA. In fiscal 1991, the Company began selling all its fixed rate mortgage loans with terms of 30 years in the secondary market. It retains servicing, however, on all the loans it sells. The Company does not securitize mortgages or participations. As of September 30, 1998, the Company had one loan held as available for sale with a balance of approximately $87,000. The Company was also servicing $2.0 million of loans sold in the secondary market as of September 30, 1998. The balance of loans serviced is relatively low because the Company has only sold longer term loans since 1991 and it does not aggressively market 30-year fixed rate loan products. Due to the limited amount of longer-term loans originated by the Company, it does not hedge these loans or have a hedging policy in place.

         Although the Company currently has authority to lend anywhere in the United States, it has confined its loan origination activities to northeastern Indiana, primarily Allen and Adams Counties. At September 30, 1998, the Company's entire loan portfolio was secured by property located within the State of Indiana.

         The following table shows loan origination, sale and repayment activity for the Company during the periods indicated:

                                                For the Year Ended September 30,
                                                --------------------------------
                                                  1998        1997        1996
                                                --------    --------    --------
                                                        (In Thousands)
Gross loans receivable
  at beginning of period ...................    $292,586    $259,272    $221,556
                                                --------    --------    --------

Originations:
  Mortgage loans:
    One- to four-family residential ........     104,595      74,304      78,011
    Commercial real estate .................         655         777         200
                                                --------    --------    --------
       Total mortgage loans originated .....     105,250      75,081      78,211

  Consumer loans:
    Home improvement/equity loans ..........       8,320       6,343       5,245
    Loans secured by deposits ..............         601         464         461
                                                --------    --------    --------
       Total consumer loans originated .....       8,921       6,807       5,706
                                                --------    --------    --------
       Total originations ..................     114,171      81,888      83,917
                                                --------    --------    --------

Sales:
  Mortgage loans:
    One- to four-family residential ........        --          --           124
                                                --------    --------    --------
       Total sales .........................        --          --           124
                                                --------    --------    --------
Repayments and other deductions ............      74,853      48,574      46,077
                                                --------    --------    --------
Gross loans receivable at end of period ....    $331,904    $292,586    $259,272
                                                ========    ========    ========

Non-Performing and Problem Assets

         Savings banks identify problem assets in several categories, including accruing loans delinquent more than 90 days, non-accruing loans, troubled debt restructurings, and real estate acquired through foreclosure, also called real estate owned or "REO." At September 30, 1998, only $292,000 of the Company's assets were so classified, which represented .08% of the Company's total assets.

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

                                                                                  At September 30,
                                                              ------------------------------------------------------
                                                              1998         1997        1996         1995        1994
                                                              ----         ----        ----        -----       -----
                                                                                (Dollars in Thousands)

Accruing loans delinquent more than 90 days...........        $292         $223        $231        $  97       $  90
Non-accruing loans....................................         ---          ---         ---          ---         ---
Troubled debt restructurings..........................         ---          ---         ---          ---         ---
                                                              ----         ----        ----        -----        ----
    Total non-performing loans........................         292          223         231           97          90
Real estate owned, net................................         ---          ---         ---          ---          34
                                                              ----         ----        ----        -----        ----
   Total non-performing assets........................        $292         $223        $231        $  97        $124
                                                              ====         ====        ====        =====        ====

Non-performing loans to total loans, net(1)...........       0.09%        0.08%       0.09%        0.05%       0.04%
Non-performing assets to total assets.................       0.08%        0.06%       0.07%        0.03%       0.05%


(1) Total loans less deferred net loan fees and loans in process.

         Delinquent Loans. The following table sets forth certain information at September 30, 1998 relating to delinquencies in the Company's portfolio.

                                                 Loans Delinquent For:
                            ------------------------------------------------------------------        Total Loans Delinquent
                                     60-89 Days                        90 Days and Over                  60 Days and Over
                            -------------------------------      -----------------------------    -----------------------------
                                                    Percent                            Percent                          Percent
                                                    of Loan                            of Loan                          of Loan
                            Number     Amount      Category      Number   Amount      Category    Number   Amount      Category
                            ------     ------      --------      ------   ------      --------    ------   ------      --------
                                                                     (Dollars in Thousands)
One- to four-family
  residential mortgage
  loans ..............        17        $670          .21%          6      $292         .09%         23      $962          .30%
Commercial real estate
   loans .............         1          20         1.17%         --        --          --           1        20         1.02%

Consumer loans .......        --          --           --          --        --          --          --        --           --
                             ---        ----                     ----      ----                    ----      ----

     Total loans .....        18        $690          .21%          6      $292         .09%         24      $982          .29%
                             ===        ====                     ====      ====                    ====      ====


         When a borrower fails to make a required payment after a fifteen-day grace period, the Company attempts to cause the borrower to cure the deficiency by corresponding with the borrower. A late notice is sent to the borrower and a phone call to the borrower is also made. Deficiencies are cured promptly in most cases; however, if continued trouble exists, the Company will initiate more aggressive collection actions. If it is determined after this that the deficiency cannot be cured, the Company normally gives notice of and then institutes appropriate legal action, such as foreclosure.

         As of September 30, 1998, included in the 90 or greater category were three residential loans with an outstanding balance of approximately $215,000 where foreclosure is believed to be imminent. The Company's potential loss exposure is considered minimal due to low loan to values and/or private mortgage insurance. There were no loans which were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

         In connection with its classification of asset policy, the Company regularly reviews its loan portfolio to determine whether any loans require classification. At September 30, 1998, the aggregate amount of the Company's classified assets, and of the Company's general and specific loss allowances, were as follows:

                                                       At September 30, 1998
                                                       ---------------------
                                                           (In Thousands)

Substandard assets ..................................          $  292
Doubtful assets .....................................            --
Loss assets .........................................            --
                                                               ------
   Total classified assets ..........................          $  292
                                                               ======

General loss allowances .............................          $1,390
Specific loss allowances ............................            --
                                                               ------
   Total allowances .................................          $1,390
                                                               ======

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses which is charged to earnings. In establishing its allowancefor loan losses, the Company considers the level of its classified and non-performing assets and their estimated value, the national economic outlook which may tend to inhibit economic activity and depress real estate and other values in the Company's primary market area, the regulators' view of adequate reserve levels for the thrift industry, and the Company's historically low loan losses and the levels of the allowance for loan losses established by the Company's peers in assessing the adequacy of the loan loss allowance. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of non-performing loans.

          Real estate properties acquired through foreclosure are recorded at fair value. If the fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value less estimated disposition costs is less than the carrying value a specific provision for losses on such property is established by a charge to operations. The Company had no loan losses in fiscal 1998.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. See Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report. In management's opinion, the Company's allowance for loan losses is adequate to absorb probable future losses from loans at September 30, 1998.

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five years ended September 30, 1998.

                                                                   Year Ended September 30,
                                                 -------------------------------------------------------------
                                                  1998         1997         1996          1995           1994
                                                 ------       ------       ------       -------        -------
                                                                    (Dollars in Thousands)
Balance of allowance at beginning of period      $1,388       $1,385       $1,372       $ 1,288        $ 1,244
Add:
Recoveries of loans previously charged off:
 One- to four-family residential ..........        --           --           --            --             --
                                                 ------       ------       ------       -------        -------
Less charge-offs:
  One- to four-family residential .........        --           --           --              (3)            (1)
                                                 ------       ------       ------       -------        -------
Net charge-offs ...........................        --           --           --              (3)            (1)
Provisions for loan losses ................           2            3           13            87             45
                                                 ------       ------       ------       -------        -------
Balance of allowance at end of period .....      $1,390       $1,388       $1,385       $ 1,372        $ 1,288
                                                 ======       ======       ======       =======        =======

Net charge-offs to total average loans
 outstanding for period(1) ................         ---%         ---%         ---%          ---%           ---%
                                                 ======       ======       ======       =======        =======
Allowance to net loans receivable at end of
 period ...................................         .43%         .49%         .55%          .64%           .64%
                                                 ======       ======       ======       =======        =======
Allowance to total non-performing loans at
 end of period ............................         476%         623%         600%        1,411%         1,431%
                                                 ======       ======       ======       =======        =======


(1) Total average loans exclude deferred net loan fees and loans in process.

         Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated.

                                                                          At September 30,
                           ---------------------------------------------------------------------------------------------------------
                                    1998                1997                   1996                1995                   1994
                           -------------------   ----------------      ------------------    ------------------  -------------------
                                      Percent             Percent                Percent              Percent               Percent
                                      of Loans            of Loans               of Loans             of Loans              of Loans
                                      in Each             in Each                in Each              in Each               in Each
                                      Category            Category               Category             Category              Category
                                      to Total            to Total               to Total             to Total              to Total
                             Amount     Loans     Amount    Loans       Amount    Loans       Amount    Loans     Amount    Loans
                                                                       (Dollars In Thousands)
Balance at end of period
 applicable to:
One- to four-family
  residential ..........     $1,085     92.99     $1,078     92.28     $1,058      91.83      $1,050     92.48    $1,005      92.82%
Commercial real estate .         35       .52         35       .64         35        .52          35       .59        33        .52
Construction loans .....        105      3.47        110      4.03        112       4.79         102      3.98        95       3.93
Consumer loans .........         45      3.02         45      3.05         40       2.86          40      2.95        33       2.73
Unallocated ............        120        --        120        --        140         --         145        --       122         --
                             ------    ------     ------    ------     ------     ------      ------    ------    ------     ------

     Total .............     $1,390    100.00     $1,388    100.00     $1,385     100.00      $1,372    100.00    $1,288     100.00%
                             ======    ======     ======    ======     ======     ======      ======    ======    ======     ======

Investments

         The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 9.7%.

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

         The Company's investment policy, which was established by the Board of Directors and is implemented by the President, is designed primarily to provide and maintain liquidity within federal regulatory guidelines, to maintain a balance of high quality investments to minimize risk, and to maximize return without sacrificing liquidity and safety. The Company restricts its investments the following six types of investments: (I) U.S. Treasury Bills, (ii) U.S. Treasury Notes, (iii) U.S. Treasury and Agency Bonds, (iv) federal funds up to a maximum of $2 million per commercial bank, (v) FHLB of Indianapolis time deposits, and (vi) certificates of deposit of $1 million per commercial bank. At September 30, 1998, the Company had an outstanding balance of $17.2 million in investment securities (excluding FHLB stock) with a weighted average yield of 6.67%.

         The following table sets forth the carrying book value and market value of the Company's investment portfolio at the dates indicated.

                                                                        At September 30,
                                         ----------------------------------------------------------------------------
                                                   1998                       1997                       1996
                                         ----------------------     ----------------------     ----------------------
                                         Carrying        Market     Carrying        Market     Carrying        Market
                                          Value          Value       Value          Value       Value          Value
                                                                         (In Thousands)
U.S. Treasury Bonds, held to
    maturity........................      $12,024       $12,195      $26,955       $27,214      $48,819       $49,273
U.S. Treasury Bonds, available
   for sale ........................        5,137         5,137       11,126        11,126        3,969         3,969
FHLB stock..........................        2,783         2,783        2,449         2,449        2,054         2,054
                                         --------      --------     --------      --------     --------      --------
Total investments...................      $19,944       $20,115      $40,530       $40,789      $54,842       $55,296
                                          =======       =======      =======       =======      =======       =======

         The following table sets forth the amount of investment securities, excluding FHLB stock which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 1998.


                                                              September 30, 1998
                           -------------------------------------------------------------------------------------
                                            Over 1         Over 5
                            1 Year         Through        Through           Over
                            or Less        5 Years        10 Years        10 Years   Total Investment Securities
                           ---------       ---------      ----------     ----------  ---------------------------
                            Carrying       Carrying       Carrying       Carrying        Carrying         Market
                              Value          Value          Value          Value           Value          Value
                                                               (Dollars in Thousands)
U.S. Treasury Bonds ..     $   12,085      $   5,076      $     --       $     --       $   17,161      $17,332
                           ==========      =========      ==========     ==========     ==========      =======

Weighted average yield           6.60%          6.82%            ---%           ---%          6.67%



         At September 30, 1998, the Company's investment securities portfolio contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government or its agencies.

Sources Of Funds

         General. Deposits have traditionally been the Company's primary source of funds for use in lending and investment activities. In addition to deposits, the Company derives funds from loan amortization, prepayments, retained earnings and income on earning assets. While loan amortization and income on interest-earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis may be used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used when advance rates offer lower funding opportunities than traditional deposits. The Company has recently borrowed for terms from 30 days to ten years in response to favorable funding rates and anticipated liquidity needs.

         Deposits. Deposits are attracted, principally from within northeastern Indiana, particularly Allen and Adams Counties, through the offering of a broad selection of deposit instruments, including NOW and other transaction accounts, fixed-rate certificates of deposit, individual retirement accounts, and savings accounts. The Company does not actively solicit or advertise for deposits outside of northeastern Indiana, particularly Allen and Adams Counties, and it does not accept brokered deposits. Substantially all of the Company's depositors are residents of northeastern Indiana, particularly Allen and Adams Counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate.

         The Company has maintained its deposit base, estimated as of September 30, 1998, at approximately 7.0% and 8.5% of the market among each of Allen and Adams Counties' banks and savings associations.

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

         An analysis of the Company's deposit accounts by type, maturity and rate at September 30, 1998, is as follows:

                                                        Minimum        Balance at                       Weighted
                                                        Opening       September 30,     % of             Average
Type of Account                                         Balance            1998         Deposits           Rate
---------------                                         -------            ----         --------           ----
                                                             (Dollars in Thousands except minimum balance)
Withdrawable:
  Passbook savings accounts......................       $   200         $ 15,725            4.97%          2.22%
  Money market accounts..........................         2,500           49,540            15.68          4.54
  NOW and other transactions accounts . . . . .             100           16,092             5.09          0.66
                                                                        --------          -------
    Total withdrawable...........................                         81,357            25.74
                                                                        --------           ------

Certificates and IRA's (original terms):(1)
  90 days and less...............................         1,000            3,210             1.02          5.65
  91 days........................................         1,000            2,787              .88          4.95
  182 days.......................................         1,000           38,949            12.32          5.38
  12 months......................................         1,000           72,514            22.95          5.49
  18 months......................................         1,000           22,750             7.20          5.61
  24 months......................................         1,000           10,896             3.45          5.83
  30 months......................................         1,000           17,531             5.55          6.03
  36 months.....................................          1,000            4,324             1.37          5.71
  48 months......................................         1,000              876              .28          5.89
  60 months......................................         1,000           17,043             5.39          6.30
  72 months......................................         1,000              ---             -.--          -.--
  84 months and over.............................         5,000           43,761            13.85          6.98
                                                                         -------           ------
     Total certificates and IRA's................                        234,641            74.26
                                                                        --------           ------
     Total deposits..............................                       $315,998          100.00%
                                                                        ========          ======

(1) Total IRA account balances are $25.9 million. The IRA accounts are included in the various CD terms with corresponding minimums.


         The following table indicates the amount of Company certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1998.


         Maturity Period                                          (In Thousands)
         ---------------                                          --------------

Three months or less......................................          $  8,177
Greater than three months through six months..............             8,505
Greater than six months through twelve months.............            12,092
Over twelve months........................................            13,218
                                                                    --------
     Total................................................          $ 41,992
                                                                    ========

         Borrowings. The Company focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. On occasion the Company has obtained borrowings from the FHLB of Indianapolis. There are regulatory restrictions on advances from the FHLBs. See "Regulation - Federal Home Loan Bank System." These limitations are not expected to have any impact on the Company's ability to borrow from the FHLB of Indianapolis. At September 30, 1998, the Company had $9.0 million in advances outstanding with the FHLB. Prior to fiscal 1998 the Bank had not had borrowings outstanding since 1983. The Company does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

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

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of September 30, 1998. When these examinations are conducted by the OTS, the examiners may require the Company to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended September 30, 1998, was approximately $86,000.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1997, the Company's lending limit under this restriction was $5.1 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

         Prior to the enactment of legislation recapitalizing the SAIF in 1996, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980s. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment was limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions during calendar year 1998 for the semiannual periods were 6.28 and 6.22 basis points assessment on SAIF deposits, and 1.26 and 1.24 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 1998, the Bank did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. At September 30, 1998, the Bank did not have any subsidiaries.

         At September 30, 1998, the Bank had tangible capital of $33.8 million, or 9.23% of adjusted total assets, which is approximately $28.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1998, the Bank had no intangibles which were subject to these tests.

         At September 30, 1998, the Bank had core capital equal to $33.8 million, or 9.23% of adjusted total assets, which is $22.8 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1998, the Bank had no capital instruments that qualify as supplementary capital and $1.4 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at September 30, 1998.

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

         On September 30, 1998, the Bank had total capital of $35.2 million (including $33.8 million in core capital) and risk-weighted assets of $185.7 million (with $6.1 million of converted off-balance sheet assets); or total capital of 18.97% of risk-weighted assets. This amount was $20.4 million above the 8% requirement in effect on that date.

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

         Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At September 30, 1998, the minimum liquid asset ratio was 4%.Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At September 30, 1998, the Bank was in compliance with the requirements, with a liquid asset ratio of 9.7%. The Bank's liquidity as of that same date was 9.02%.

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

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 1998, the Bank met the test and has always met the test since its effectiveness.

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

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was last examined for CRA compliance as of July 31, 1998 and received a rating of "satisfactory."

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

         If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as and will become subject to the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

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

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At September 30, 1998, the Company had approximately $2.8 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 8.75% and were 8.02% for fiscal 1998.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1998, the Bank's Excess for tax purposes for which no deferred tax liability has been established totaled approximately $7.6 million.

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

         The primary factors influencing competition for deposits are interest rates, service, and convenience of office locations. The Company competes for loan originations primarily through the efficiency and quality of services it provides borrowers, builders and Realtors and through interest rates and loan fees it charges. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable. The Company attempts to differentiate itself from other providers of financial services by emphasizing the local and personalized nature of its service as well as its strong capital base. In September 1998, the Company originated approximately 7.5% and 6.0% of the mortgages recorded in Allen and Adams Counties, respectively. As of September 30, 1998, the Company had approximately 7.0% and 8.5% of all financial institution deposits in each of Allen and Adams Counties, respectively.

Employees

         As of September 30, 1998, the Company employed 82 persons on a full-time basis and six persons on a part-time basis. None of the Company's employees are represented by a collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Company and the Bank Who Are Not Directors

         The following information as to the business experience during the past five years is supplied with respect to the executive officers of the Company and the Bank who do not serve on the Company's or the Bank's Board of Directors. Information regarding executive officers who are directors of the Company is incorporated in Part III of this Form 10-K from the Company's proxy statement. There are no arrangements or understandings between such persons named and any persons pursuant to which such officers were selected.

         John E. Fitzgerald (age 49) has served as Vice President of the Bank since 1993. He also currently serves as the Community Reinvestment Act
Compliance Officer of the Bank. Prior to that, he was an Assistant Vice President, Assistant Secretary, Loan Officer and Loan Representative of the Bank. He has worked for the Bank since 1976.

         Gary L. Hemrick (age 53) has served as Vice President and Secretary of the Company since its incorporation, Vice President of the Bank since 1983 and has been Vice President in charge of branch operations at the Bank since 1987. Mr. Hemrick has been employed by the Bank since 1976.

Item 2.  Description of Property

         At September 30, 1998, the Company conducted its business from its main office at 132 East Berry Street, Fort Wayne, Indiana and eight branch offices. All nine offices are full-service offices. Management is continually reviewing its facilities for adequacy and for business opportunities for the Company and the Bank.

         The following table provides certain information with respect to the Company's offices as of September 30, 1998:

                                                          Lease                             Net Book Value of
                                  Owned or     Year    Expiration     Total Deposits at    Property, Furniture     Approximate
                                   Leased     Opened      Date        September 30, 1998       and Fixtures       Square Footage
                                   ------     ------      ----        ------------------       ------------       --------------
                                                                      (Dollars in Thousands)

Main Office                         Owned      1916        ---               $58,268                $1,185             10,500
132 E. Berry Street
Fort Wayne, IN 46802

Southtown Mall                    Leasehold    1971      4/30/01              46,226                    11              2,278
1110 E. Tillman Road
Fort Wayne, IN 46816

Decatur                            Leased      1973      6/26/00              39,789                   ---              2,000
101 N. Second Street
Decatur, IN 46733

Canterbury                         Leased      1975      10/1/99              36,931                     3              1,800
5611 St. Joe Road
Fort Wayne, IN 46835

Covington/Times Corner              Owned      1977        ---                38,773                   121              2,064
6128 Covington Road
Fort Wayne, IN 46804

West State                          Owned      1987        ---                26,620                   217              2,048
926 W. State Boulevard
Fort Wayne, IN 46808

New Haven                           Owned      1987        ---                17,722                   260              2,221
1230 Lincoln Highway E.
New Haven, IN 46774

Georgetown                          Owned      1992        ---                37,546                   427              2,563
6411 State Boulevard
Fort Wayne, IN  46815

Dupont Crossing                     Owned      1996        ---                14,123                   581              2,800
720 E. Dupont Road
Fort Wayne, IN 46825

--------------------

         The Company owns computer and data processing equipment which is used for transaction processing and accounting. The net book value of electronic data processing equipment owned by the Company was approximately $400,000 at September 30, 1998 and is included in the net book value of the Main Office. The Company also has contracted for the data processing and reporting services of NCR Corporation. The cost of these data processing services was approximately $13,000 per month during fiscal 1998, and will be approximately $17,000 per month in fiscal 1999 due to communication and software enhancements.

Item 3.  Legal Proceedings

         From time to time the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, the Company is not a party to any material pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1998.


                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

         Page 41 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Selected Financial Data

         Pages 2 and 3 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 4 through 14 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Pages 9 through 11 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

         Pages 15 through 40 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.


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

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         Information concerning Directors of the Registrant is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 26, 1999, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

         Information concerning the executive officers of the Registrant who are not directors of the Corporation is contained in Part I of this form 10-K under the caption "Executive Officers of the Company and the Bank who are not Directors" and is incorporated herein by this reference.


Item 11.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 26, 1999, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 26, 1999, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 13.  Certain Relationships and Related Transactions

         No information was required to be reported by the Company under Item 404 of Regulation S-K for the fiscal year ended September 30, 1998.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) (1)  Financial Statements:

         The following information appearing in the Registrant's Annual Report to Shareholders for the year ended September 30, 1998, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.


                                                                    Pages in
                                                                      Annual
               Annual Report Section                                  Report
               ---------------------                                  ------

Report of Independent Auditors...................................       15

Consolidated Balance Sheets at September 30, 1998 and 1997.......       16

Consolidated Statements of Income for the years ended
September 30, 1998, 1997 and 1996................................       17

Consolidated Statement of Changes in Shareholders' Equity
for the years ended September 30, 1998, 1997 and 1996............       18

Consolidated Statements of Cash Flows for the years ended
September 30, 1998, 1997 and 1996................................       19

Notes to Consolidated Financial Statements........................    20 - 40


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

         (b) Reports on Form 8-K:

         The following reports on Form 8-K were filed by the Company during the period covered by this report.


         Date of Report     Subject
         --------------     -------

           7-28-98 Press Release relative to 3rd Quarter 1998 Earnings and Dividend Declaration
           9-18-98          Press Release relative to Declaration of Cash
                            Dividend

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HOME BANCORP




Date: December 18, 1998                By: /s/W. Paul Wolf
                                           ---------------
                                           W. Paul Wolf, Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


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

Date: December 18, 1998                     Date: December 18, 1998


/s/ C. Philip Andorfer                      /s/ Walter A. McComb, Jr.
----------------------                      -------------------------
C. Philip Andorfer, Director                Walter A. McComb, Jr., Director

Date: December 18, 1998                     Date: December 18, 1998


/s/ Daniel F. Fulkerson                     /s/ Richard P. Hormann
-----------------------                     ----------------------
Daniel F. Fulkerson, Director               Richard P. Hormann, Director

Date: December 18, 1998                     Date: December 18, 1998


/s/ Rod M. Howard                           /s/ Luben Lazoff
-----------------                           ----------------
Rod M. Howard, Director                     Luben Lazoff, Director

Date: December 18, 1998                     Date: December 18, 1998


/s/ Donald E. Thornton
----------------------
Donald E. Thornton, Director

Date: December 18, 1998

                                Index to Exhibits


 Exhibit
 Number
 ------



  13              Annual Report to Security Holders

  21              Subsidiaries of the Registrant

  23              Consent of Experts

  27              Financial Data Schedule