Form 10-Q
period 1998-12-31
HOME BANCORP/IN
filed 1999-02-11
CIK 916822

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------



For Quarter Ended                                            Commission File No.
December 31, 1998                                            0-22376

                                  HOME BANCORP
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


Indiana                                                      35-1906765
------------------------------                               -------------------
(State or other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


132 East Berry Street,
P.O. Box 989, Fort Wayne, Indiana                            46801-0989
----------------------------------                           -------------------
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

                       Yes [ X ]   No  [  ]


As of December 31, 1998, there were 3,380,315 shares of common stock issued and 2,185,310 shares outstanding.

                                  HOME BANCORP
                               Fort Wayne, Indiana


                                    FORM 10-Q


                                      INDEX







PART I.  FINANCIAL INFORMATION


     Item 1.    Financial Statements of Home Bancorp

                Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997

                Consolidated Statements of Income for the three months ended December 31, 1998 and 1997

                Consolidated Statements of Cash Flow for the three months ended December 31, 1998 and 1997

                Notes to Consolidated Financial Statements

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operation




PART II. OTHER INFORMATION


     Signatures

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 (unaudited) and SEPTEMBER 30, 1998




                                                                 (unaudited)
                                ASSETS                       December 31, 1998             September 30, 1998
                                                             -----------------             ------------------
Cash on hand and in other banks ...........................     $   1,803,293               $   1,643,168
Interest earning deposits in other banks ..................        14,888,733                  11,722,658
Federal funds sold ........................................        14,500,000                  10,000,000
                                                                -------------               -------------
Cash and cash equivalents .................................        31,192,026                  23,365,826
Investment securities available for sale ..................         3,073,437                   5,137,187
Investment securities held to maturity
     (Market value $8,140,625; $12,195,000) ...............         8,023,121                  12,024,247
Loans receivable, net
     (Allowance for loan losses $1,390,989; $1,390,389) ...       332,422,204                 324,187,601
Federal Home Loan Bank stock ..............................         2,782,500                   2,782,500
Accrued interest receivable ...............................         1,749,299                   1,948,771
Bank premises & equipment .................................         2,926,677                   2,804,550
Intangible assets .........................................              --                          --
Foreclosed real estate, net ...............................              --                          --
Other assets ..............................................           186,846                     178,303
                                                                -------------               -------------
TOTAL ASSETS ..............................................     $ 382,356,110               $ 372,428,985
                                                                =============               =============


                             LIABILITIES

Deposits ..................................................     $ 330,543,090               $ 315,998,104
Federal Home Loan Bank advances ...........................         7,000,000                   9,000,000
Advances from borrowers for taxes and insurance ...........         1,803,880                   2,597,387
Accrued interest payable ..................................           995,223                   1,117,518
Other liabilities .........................................         2,019,151                   2,677,697
                                                                -------------               -------------
TOTAL LIABILITIES .........................................       342,361,344                 331,390,706
                                                                -------------               -------------

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 (unaudited) and SEPTEMBER 30, 1998
(continued)



                                                                 (unaudited)
                                                             December 31, 1998             September 30, 1998
                                                             -----------------             ------------------
                         STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized,
     none issued ..........................................              --                          --
Common stock, no par value, 10,000,000 shares authorized,
     3,380,315 issued, 2,185,310; 2,254,642 outstanding ...        34,583,726                  34,399,135
Retained earnings, substantially restricted ...............        30,447,324                  29,851,665
Unearned ESOP compensation ................................        (1,488,739)                 (1,536,908)
Unearned RRP compensation .................................          (407,864)                   (466,131)
Treasury stock 1,195,005; 1,125,673 shares, at cost .......       (23,175,479)                (21,273,755)
Net unrealized gain on securities available for sale ......            35,798                      64,273
                                                                -------------               -------------
TOTAL STOCKHOLDERS' EQUITY ................................        39,994,766                  41,038,279
                                                                -------------               -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ..................     $ 382,356,110               $ 372,428,985
                                                                =============               =============

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997
(unaudited)

                                                                                3 Months Ended: December 31,
                                                                                    1998             1997
                                                                                -----------      -----------
INTEREST INCOME
Loans receivable ..........................................................     $ 6,096,253      $ 5,622,176
Investment securities .....................................................         556,877          853,740
                                                                                -----------      -----------
Total interest income .....................................................       6,653,130        6,475,916

INTEREST EXPENSE
Deposits ..................................................................       4,147,760        4,121,952
Advances ..................................................................         102,602             --
                                                                                -----------      -----------
Total interest expense ....................................................       4,250,362        4,121,952

Net interest income .......................................................       2,402,768        2,353,964
Provision for loan losses .................................................             600              600
                                                                                -----------      -----------
Net interest income after provision .......................................       2,402,168        2,353,364

NON-INTEREST INCOME
Net gain-sale of interest earning assets ..................................          24,615           36,770
Net gain-sale of real estate ..............................................            --               --
Fees and service charges ..................................................          88,986           70,917
                                                                                -----------      -----------
Total non-interest income .................................................         113,601          107,687

NON-INTEREST EXPENSE
Compensation & employee benefits ..........................................         768,274          750,268
Net occupancy & equipment .................................................         173,334          144,756
FDIC insurance premiums ...................................................          44,582           45,343
Other general & administrative expenses ...................................         186,100          286,118
                                                                                -----------      -----------
Total non-interest expense ................................................       1,172,290        1,226,485

Earnings before income tax ................................................       1,343,479        1,234,566
Income tax expense ........................................................         578,479          569,566
                                                                                -----------      -----------

NET INCOME ................................................................     $   765,000      $   665,000
                                                                                -----------      -----------

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997
(unaudited)
(continued)
                                                                                3 Months Ended: December 31,
                                                                                    1998             1997
                                                                                -----------      -----------
Other comprehensive income
  Net unrealized losses on securities available for sale
     Unrealized losses arising during he quarter ..........................         (22,843)          29,987
     Reclassification adjustment for realized losses included in net income         (24,615)         (36,770)
                                                                                -----------      -----------
       Net unrealized losses on securities available for sale .............         (47,458)          (6,783)
Tax effect ................................................................          18,983            2,713
                                                                                -----------      -----------
     Total other comprehensive income (loss) ..............................         (28,475)          (4,070)
Comprehensive income ......................................................     $   736,525      $   660,930
                                                                                ===========      ===========

Earnings per share, basic .................................................     $      0.37      $      0.29

Earnings per share, assuming dilution .....................................     $      0.35      $      0.28


                                                  HOME BANCORP
                                              Fort Wayne, Indiana

                                            STATEMENTS OF CASH FLOW

                                 THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                                  (unaudited)


                                                                                     1998              1997
                                                                                ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income ................................................................     $    765,000      $    665,000
  Adjustments to reconcile net income to net cash from operating activities
     Depreciation .........................................................           73,509            54,965
     Provision for loan losses ............................................              600               600
     Gain on sale of securities ...........................................          (22,610)          (36,770)
     Gain on sale of loans ................................................           (2,005)             --
     Gain on sale of foreclosed real estate ...............................             --                --
     Loans originated for sale ............................................             --                --
     Proceeds from loan sales .............................................           87,114              --
     ESOP expense .........................................................          156,906           167,349
     Amortization of RRP contribution .....................................           58,268            59,525
     Loss on disposal of premises and equipment ...........................             --                --
     Amortization of premiums and accretion of discounts, net .............           (8,686)          (69,743)
     Change in
       Accrued interest receivable ........................................          199,472            21,349
       Other liabilities ..................................................         (780,841)          932,716
       Other assets .......................................................          (45,461)          640,782
                                                                                ------------      ------------
          Net cash from operating activities ..............................          481,266         2,435,773

CASH FLOW FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities held to maturity ..............        4,000,000         4,000,000
     Proceeds from sales of securities available for sale .................        2,014,264              --
     Purchase of securities available for sale ............................             --           2,028,854
     Purchase of securities held to maturity ..............................             --          (3,985,125)
     Purchase of Federal Home Loan Bank stock .............................             --                --
     Net change in loans ..................................................       (8,149,494)      (10,360,669)
     Purchase of premises and equipment ...................................         (195,636)           (2,418)
                                                                                ------------      ------------
          Net cash from investing activities ..............................       (2,330,866)       (8,319,358)

                                                  HOME BANCORP
                                              Fort Wayne, Indiana

                                            STATEMENTS OF CASH FLOW

                                 THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                                  (unaudited)
                                                  (continued)


                                                                                     1998              1997
                                                                                ------------      ------------
     Net change in deposit ................................................       14,544,986         5,311,317
     Advances from Federal Home Loan Bank .................................       (2,000,000)             --
     Decrease in advance payments by borrowers for taxes and insurance ....         (793,507)         (795,784)
     Purchase of treasury stock, net of reissuance of shares ..............       (1,935,416)       (2,357,006)
     Cash dividends paid ..................................................         (174,804)         (113,448)
     Proceeds from exercise of stock options ..............................           34,541              --
                                                                                ------------      ------------
          Net cash provided by financing activities .......................        9,675,800         2,045,079

Net change in cash and cash equivalents ...................................        7,826,200        (3,838,506)
Cash and cash equivalents, beginning of period ............................       23,365,826        16,445,298
                                                                                ------------      ------------
Cash and cash equivalents, end of period ..................................     $ 31,192,026      $ 12,606,792
                                                                                ============      ============

Supplemental disclosures of cash flow information
     Cash paid for
       Interest ...........................................................     $  4,244,894      $  4,081,431
       Income taxes .......................................................          286,377           105,000


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

The interim financial statements at December 31, 1998 and for the interim periods ended December 31, 1998, and 1997 are unaudited, but reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

B.  New Accounting Pronouncements

Recent pronouncements by the Financial Accounting Standards Board (FASB) may have an impact on financial statements issued in this and subsequent periods. These standards include the following Statements of Accounting Financial Standards (SFAS):

         1) SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes the net change in unrealized appreciation (depreciation) on securities available for sale, net of tax which is also recognized as a separate component of shareholders' equity. The accounting standard that requires reporting comprehensive income first applied as of October 1, 1998, with prior information restated to be comparable.

         2) SFAS No. 131, "Disclosures About Segments of Enterprises", redefines segment reporting to follow how each company's chief operating decision maker gets information about business segments to make operating decisions. This statement is not applicable to the Company as it does not have multiple business segments.

         3) SFAS No.  132,  "Employers  Disclosures  About  Pensions  and  Other
Postretirement Benefits", increases and revises pension plan and other postretirement benefit plan disclosures for public companies, and simplifies such disclosures for public companies, and simplifies such disclosures for nonpublic companies. These revised disclosures will be incorporated into the Company's annual filings.

                                  Home Bancorp
                                 Fort Wayne, IN

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                     Item 1

         4) SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", will require all derivatives to be recognized at fair value as either assets or liabilities in the Consolidated Balance Sheets for fiscal years beginning after June 15, 1999. Changes in fair value of derivatives not designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designations. The Company does not believe adoption of this new standard will have a material impact on its consolidated financial position or results of operations.

C.  Earnings Per Share

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

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued



Forward-Looking Statements

         The Company and the Bank may from time to time make written or oral "forward-looking statements", including statements contained in this Form 10-Q or future filings with the Securities and Exchange Commission (including Exhibits thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company and the Bank pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Financial Condition

The Company's total assets were $382.4 million as of December 31, 1998 compared to $372.4 million as of September 30, 1998, an increase of $10.0 million. For the same period, equity decreased from $41.0 million as of September 30, 1998 to $40.0 million as of December 31, 1998. The growth in total assets was the result of continued growth in the Company's loan portfolio funded by deposit growth.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued

The net decrease in equity for the period ended December 31, 1998 was primarily the result of the repurchase of 71,597 shares of the Company's common stock held as treasury stock, net of shares issued from the exercise of options. The treasury stock purchases represented $1.9 million.

Loans receivable increased $8.2 million, primarily from 1-4 family residential originations, from $324.2 million at September 30, 1998 to $332.4 million at December 31, 1998. Deposits increased $14.5 million for the three period, increasing from $316.0 million as of September 30, 1998 to $330.5 million as of December 31, 1998.

Cash and cash equivalents increased from $23.4 million as of September 30, 1998 to $31.2 million as of December 31, 1998, an increase of approximately $7.8 million. Securities available for sale decreased $2.0 million during the three month period ended December 31,1998 to $3.1 million. Securities held to maturity decreased $4.0 million from maturities during the quarter, decreasing from $12.0 million as of September 30, 1998 to $8.0 million as of December 31, 1998. The decrease in investment securities was the result of the maturity and sale of securities to fund continued loan portfolio growth and the stock repurchase program.

The balance in accrued interest receivable decreased approximately $200,000 to $1.7 million as of December 31, 1998 from $1.9 million as September 30, 1998. This decrease is attributed to the disposition of investment securities during the period and timing differences on the payments of accrued interest .

The balance in Federal Home Loan Bank advances decreased $2.0 million during the three month period ended December 31, 1998 from the repayment of a maturing advance. Deposit growth during the quarter financed continued loan portfolio growth, enhanced the Company's liquidity position, and allowed the repayment of the advance without further borrowings.

Advances from borrowers for taxes and insurance decreased from $2.6 million as of September 30, 1998 to $1.8 million as of December 31, 1998 primarily from the timing of semi-annual payments of real estate taxes and annual insurance premiums on behalf of loan customers.

Results of Operation

General. Net income for the three months ended December 31, 1998 increased by $100,000, or 15.0%, to $765,000 from $665,000 for the same period ended December 31, 1997. The increase was attributed to an increase in net interest income for the period from growth in earning assets, modest gains in non-interest income, and a decrease in non-interest expenses.

The three month earnings represent an annualized return on average assets (ROA) of 0.82% and a return on average equity (ROE) of 7.60%. For the like period ended December 31, 1997, ROA was 0.76% and ROE was 6.14%.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income for the three month period ended December 31, 1998 increased by approximately $49,000 compared to the same period in 1997. This increase was primarily the net result of relatively stable interest rate spreads earned on higher interest earning balances.

Total interest income for the three month period ended December 31, 1998 increased by approximately $177,000 when compared with the results for the same period ended December 31, 1997. The yield on interest-earning assets decreased from 7.55% for the three month period ended December 31, 1997 to 7.22% for the same period ended December 31, 1998. Growth in total interest income during this period was indicative of continued growth in interest-earning assets, but also reflected the impact of lower yields on those assets.

The growth in total interest income was significantly negated by increased interest expense during the three month period ended December 31, 1998. This increase was generally from increased balances of costing-liabilities as average funding costs decreased from the prior year period. For the three month period ended December 31, 1998, the average cost of interest-bearing liabilities was 5.16%, down from 5.47% for the same period in 1997. The Company's average costs of funds continue to be higher than those experienced by national peers, primarily from competitive pressures on market rates for deposits in the Company's service area.

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

Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy for loan losses. The provision for loan losses was $600 for the three months ended December 31, 1998, the same amount for the like period in 1997.

Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to both recognizable and unforeseen losses. At December 31, 1998, the Company's allowance for loan losses totaled $1.4 million or .42% of net loans receivable and 307% of total nonperforming loans.

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

Non-Interest Income. Non-interest income consists primarily of service fees on deposit accounts, loan servicing and late fees, as well as, any recognized gain from the sale of interest earning assets. Non-interest income increased approximately $6,000 for the three month period ended December 31, 1998 in comparison to the like period in 1997. This increase was attributed to an approximate $18,000 increase from the prior year period in customer service related fees and/or bank imposed charges. This increase was partially offset by a decrease of approximately $12,000 for the like period in gains realized on the sale of securities available for sale.

Non-Interest Expense. Non-interest expenses for the three month period ended December 31, 1998, was approximately $1,172,000 compared to $1,226,000 reported from the same prior year period in 1997. For the period ended December 31, 1998, compensation and employee benefits increased approximately $18,000 for the three month period when compared to the same period in 1997. These increases were primarily attributed to general inflationary increases and to staffing needs associated with asset growth. Net occupancy and equipment expense for the period increased approximately $29,000 in 1998 from increased depreciation expense and data processing expense associated with the replacement of computer processing equipment and technological upgrades of systems. Other general and administrative expenses were approximately $100,000 lower for the three period ended December 31, 1998, when compared to the like period in 1997. This decrease was attributed to an increase in loan originations where applied costs are reduced by associated income. The Company was also effective in its cost containment efforts.

Income Tax Expense. Income tax expense for the three month period ended December 31, 1998 increased marginally over the like period in 1997 primarily from higher pretax earnings during the period.

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

                                                                    At and For the
                                                                 Three Months Ended
                                                                  December 31, 1998

FINANCIAL HIGHLIGHTS (Averages)                                  1998            1997
                                                               -------         -------
Return on assets.............................                     0.82%           0.76%
Return on equity.............................                     7.60%           6.14%
Yield on interest-earning assets.............                     7.22%           7.55%
Cost of interest-bearing liabilities.........                     5.16%           5.47%
Net interest spread..........................                     2.06%           2.08%
Net interest rate margin.....................                     2.56%           2.69%
Net interest income to operating (G&A)
expenses.....................................                   204.96%         191.93%
Operating (G&A) expenses to assets...........                     1.25%           1.40%
Non-interest income to assets................                     0.12%           0.12%
Interest-earning assets to interest-bearing
liabilities..................................                   112.02%         113.81%
Efficiency ratio.............................                    46.59%          50.58%
Equity to assets.............................                    10.73%          12.39%
Tangible equity to assets....................                    10.73%          12.39%
Average assets (dollars in thousands)........                  $375,340        $349,509

ASSET QUALITY RATIOS
Non-performing assets to total assets........                     0.12%           0.09%
Non-performing loans to net loans............                     0.14%           0.10%
Allowance for loan losses to net loans.......                     0.42%           0.47%
Allowance for loan losses to non-performing
loans........................................                      307%            465%
Net charge offs to loans.....................                     ----            ----
Loans to deposits............................                   100.57%          97.21%
Loans to assets..............................                    86.94%          84.09%

PER COMMON SHARE
Net income...................................                   $  0.37      $     0.29
Net income (diluted).........................                      0.35      $     0.28
Book value...................................                     18.30        $  17.83
Tangible book value..........................                     18.30        $  17.83

STOCK PRICE
High.........................................                  $ 29.500         $29.500
Low..........................................                    26.563         $24.000
Close........................................                    28.500         $29.500

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                Item 2 Continued


Liquidity and Capital Resources

The Company's primary source of funds are deposits, principal and interest payments on loans, and maturities of investment securities. While maturities of investment securities and scheduled amortizations of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, if the Bank requires additional funds beyond its ability to acquire them locally, it has borrowing capability through the Federal Home Loan Bank (the "FHLB") of Indianapolis. At December 31, 1998, the Bank had $7.0 million in advances from the FHLB of Indianapolis.

Home Loan Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The standard measure of liquidity for thrift institutions is the ratio of qualifying assets due within one year to net withdrawable savings. Currently the minimum requirement is 4%. At December 31, 1998, the Bank's liquidity ratio was 11.9%. As of December 31, 1997, the Bank's liquidity was 15.8%.

The Bank uses its liquidity resources principally to meet ongoing loan commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Bank anticipates that it will have sufficient funds available to meet current loan commitments and those liquidity needs. At December 31, 1998, the Bank had outstanding commitments to extend credit which amounted to $22.6 million (including $12.4 million in unused lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs.

The institution is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision. Regulatory standards impose the following capital requirements: a risk-based capital expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 1998, the Bank's capital totaled $34.2 million, or 9.05% of tangible and core capital. Risk-based capital totaled $35.6 million, or represented 18.64% of risk-based assets. The institution substantially exceeded all regulatory capital standards.


The Year 2000 Issue

General. Like most financial institutions, the Bank and its operations may be significantly affected by the Y2K issue due to its dependency on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Bank's direct control, including the Bank's dependency on data processing capabilities from NCR Corporation and other third parties with whom the Bank electronically or operationally interfaces may be affected. If computer systems are not modified and tested properly to process the year 2000, many computer applications could fail or create erroneous results. As a result,

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                Item 2 Continued

many calculations which rely on date filled information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, and the Bank could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Thus if not adequately addressed, the Y2K issue could have an adverse impact on the Bank's operations and, in turn, its financial condition and results of operations.

Systematic Review. Financial institution regulators have placed significant emphasis upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The federal bank regulatory agencies have stressed the adoption of specific steps to achieve Y2K compliance. The Federal Financial Institutions Examination Council (the "FFIEC"), of which the Office of Thrift Supervision is a member, has designed an outline for institutions to use in effectively managing the Y2K challenge. The following summarize the Bank's progress to date as illustrated by the FFIEC specified phases:

Awareness Phase. The Bank established a formal Y2K plan headed by an executive officer, and a project team for the management of the issue. A plan of action was developed with the support of the Board of Directors that included milestones, budget estimates, strategies, and methodologies to track and report the status of the project.
This phase is substantially complete.

Assessment Phase. The Bank's strategies were further developed with respect to how the objectives of the Y2K plan would be achieved, and a business risk assessment was made to quantify the extent of the Bank's Y2K exposure. A corporation inventory was developed to identify and monitor readiness for information systems (hardware, software, utilities and vendors) as well as environmental systems. Systems were prioritized based upon business impact and available alternatives. A formal plan was developed to replace, repair, or upgrade all mission critical systems. This phase is substantially complete.

Because the Bank's loan portfolio is primarily residential real estate based and is diversified with individual borrowers, and the Bank's primary market area is not significantly dependent on one employer or industry, the Bank does not expect any significant or prolonged Y2K related difficulties that will affect net earnings or cash flow. As part of the current credit approval process, all residential loan applications over $300,000 by self-employed individuals are evaluated for Y2K risk as are all commercial loan applications.

Renovation Phase. In recognition of potential Y2K problems, the Bank delayed significant hardware and software purchases until this fiscal year. The Bank has replaced or renovated virtually all of its hardware systems and updated or replaced most of its software systems. Y2K compliant equipment and software has been delivered and placed into production and is either in the validation or implementation phase of the plan. The Bank has invested approximately $500,000 in new computers, communication, and software purchases. Approximately, $140,000 in charges associated with Y2K were also expensed as non-recurring charges during the fiscal year.

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                Item 2 Continued

Validation and Implementation Phases. These phases are designed to test the ability of the systems to accurately process date sensitive data. The Bank has completed or is in the process of validating all of the its mission critical applications. These phases are expected to be fully completed by March 31, 1999.

Continency Plans. The Bank has also developed a plan that recognizes that certain contingencies may undermine preparations to date. The plan addresses the viability of certain processes, including data and information processing, that could be threatened by circumstances beyond the Bank's direct or even recognizable control. The Bank's contingency plan attempts to provide thoughtful analysis of issues and circumstances, and provide substantive plans of action in the event of system failures.

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

Presented below, as of December 31, 1998, is an analysis of the Company's interest rate risk as prepared by OTS for changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 300 basis points. As illustrated in the table , the Company's NPV is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due both to the rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates.

At December 31, 1998
-------------------------------------------------------------------------------------------
Change in Interest Rate             Board Limit             $ Change               % Change
     (Basis Points)                 % Change                (In Thousands)

         +300 bp                       (45)                 ($18,290)                  (48)
         +200 bp                       (29)                 ($11,196)                  (30)
         +100 bp                       (13)                 ($ 4,729)                  (13)
            0 bp                         -                         -                     -
         -100 bp                        (2)                  $ 1,174                     3
         -200 bp                        (6)                  $   434                     1
         -300 bp                       (10)                  $   302                     1

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in interest rates. Also, interest rates on certain assets and liabilities may fluctuate in

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                Item 2 Continued

in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate from those assumed in calculating the table. Finally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of those factors in monitoring its exposure to interest rate risk.

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

         None

Item 3  Defaults Upon Senior Securities

         None

Item 4  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 1998. Subsequent to December 31, 1998, however, the following matters were voted on:

         (A) Annual meeting of the shareholders: January 26, 1998
         (B) Meeting of January 26, 1998 involved the election of three (3) directors, Messrs. Matthew P. Forrester, Rod M. Howard, and Luben Lazoff. The expiration of their terms and those directors continuing in office are as follows:

            Director                                    Expiration of Term
            --------                                    ------------------

       Matthew P. Forrester                                     2002
       Rod M. Howard                                            2002
       Luben Lazoff                                             2002
       C. Philip Andorfer                                       2001
       Richard P. Hormann                                       2001
       W. Paul Wolf                                             2001
       Daniel F. Fulkerson                                      2000
       Walter A. McComb, Jr.                                    2000
       Donald E. Thornton                                       2000

       (C) Matters voted upon at the annual meeting on January 26, 1998 included the following items and the number of votes cast included:

       Election of Directors            Votes For        Votes Withheld
       ---------------------            ---------        --------------

       Matthew P. Forrester             1,804,340              28.201
       Rod M. Howard                    1,791,298              41,243
       Luben Lazoff                     1,732,234             100,307

                                  Home Bancorp
                                 Fort Wayne, IN




       Ratification of Auditor          Votes For     Votes Against or Withheld

       Crowe, Chizek                    1,814,776              17,765
       and Company LLP

Item 5 Other Information

       None

Item 6  Exhibits and Reports on Form 8-k

         Press release filed on Form 8-k for the quarter ended December 31, 1998 and subsequently, and not previously incorporated on Form 10-K for the fiscal year ended September 30, 1998 include:

            Date of Report                        Subject
            --------------                        -------

               1-21-98       Registrant's   Press  Release  relative  to  "First
                             Quarter Fiscal 1999 Earnings" and "Stock Repurchase Program"

                                  Home Bancorp
                                 Fort Wayne, IN


                                   Signatures



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     Home Bancorp



Date: February 10, 1999                              /s/ W. Paul Wolf
                                                     ----------------
                                                     W. Paul Wolf
                                                     Chairman, President, CEO


Date: February 10, 1999                              /s/ Matthew P. Forrester
                                                     ------------------------
                                                     Matthew P. Forrester
                                                     Vice President, Treasurer