Form 10-Q
period 1999-03-31
HOME BANCORP/IN
filed 1999-05-17
CIK 916822

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15 (d)
                   of the Securities and Exchange Act of 1934
                   -------------------------------------------

For Quarter Ended                                         Commission File Number
March 31, 1999                                                   0-22376



                                  HOME BANCORP
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Indiana                                           35-1906765
-------------------------------                  -------------------------------
(State or other jurisdiction or                  (I.R.S. Employer Identification
 incorporation or organization)                   Number)

132 East Berry Street, P.O. Box 989
Fort Wayne, Indiana                                          46801-0989
--------------------------                        ------------------------------
(Address of principal                                        (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (219) 422-3502

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes [ X ]      No    [   ]

As of March 31, 1999, there were 3,380,315 shares of common stock issued and 2,175,768 shares outstanding.

                                  HOME BANCORP
                               Fort Wayne, Indiana


                                    FORM 10-Q


                                      INDEX







PART I.  FINANCIAL INFORMATION


     Item 1.    Financial Statements of Home Bancorp

                Consolidated Balance Sheets as of March 31, 1999
                and September 30, 1998

                Consolidated Statements of Income for the three months and six months ended March 31, 1999, and 1998

                Consolidated Statements of Cash Flow for the six months ended March 31, 1999, and 1998

                Notes to Consolidated Financial Statements

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operation


     Item 3.    Quantitative and Qualitative Disclosures about
                Market Risk


PART II. OTHER INFORMATION


     Signatures

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED BALANCE SHEETS
AS OF March 31, 1999 (unaudited) and SEPTEMBER 30, 1998

                                                                 (unaudited)
                                ASSETS                          March 31, 1999  September 30, 1998
                                                                --------------     --------------

Cash on hand and in other banks ...........................     $   1,825,353      $   1,643,168
Interest earning deposits in other banks ..................        12,911,441         11,722,658
Federal funds sold ........................................         9,200,000         10,000,000
                                                                -------------      -------------
Cash and cash equivalents .................................        23,936,794         23,365,826
Investment securities available for sale ..................        25,421,875          5,137,187
Investment securities held to maturity
     (Market value $0; $12,195,000) .......................              --           12,024,247
Loans receivable, net
     (Allowance for loan losses $1,391,589; $1,390,389) ...       339,163,258        324,187,601
Federal Home Loan Bank stock ..............................         2,782,500          2,782,500
Accrued interest receivable ...............................         2,050,507          1,948,771
Bank premises & equipment .................................         2,904,573          2,804,550
Intangible assets .........................................              --                 --
Foreclosed real estate, net ...............................            58,908               --
Other assets ..............................................           269,443            178,303
                                                                -------------      -------------
TOTAL ASSETS ..............................................     $ 396,587,858      $ 372,428,985
                                                                =============      =============


                             LIABILITIES

Deposits ..................................................     $ 343,580,187      $ 315,998,104
Federal Home Loan Bank advances ...........................         7,000,000          9,000,000
Advances from borrowers for taxes and insurance ...........         3,210,217          2,597,387
Accrued interest payable ..................................           974,440          1,117,518
Other liabilities .........................................         1,721,011          2,677,697
                                                                -------------      -------------
TOTAL LIABILITIES .........................................       356,485,855        331,390,706
                                                                -------------      -------------

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED BALANCE SHEETS
AS OF March 31, 1999 (unaudited) and SEPTEMBER 30, 1998
(continued)

                         STOCKHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 shares authorized,
     none issued ..........................................              --                 --
Common stock, no par value, 10,000,000 shares authorized,
     3,380,315 issued, 2,175,768; 2,254,642 outstanding ...        34,690,943         34,399,135
Retained earnings, substantially restricted ...............        31,018,208         29,851,665
Unearned ESOP compensation ................................        (1,414,606)        (1,536,908)
Unearned RRP compensation .................................          (349,598)          (466,131)
Treasury stock 1,204,547; 1,125,673 shares, at cost .......       (23,888,692)       (21,273,755)
Net unrealized gain on securities available for sale ......            45,748             64,273
                                                                -------------      -------------
TOTAL STOCKHOLDERS' EQUITY ................................        40,102,003         41,038,279
                                                                -------------      -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ..................     $ 396,587,858      $ 372,428,985
                                                                =============      =============


HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
(unaudited)

                                                                             3 Months Ended: March 31,      6 Months Ended March 31,
                                                                          ---------------------------   ----------------------------
                                                                               1999           1998           1999           1998
INTEREST INCOME
Loans receivable .......................................................  $  6,147,852   $  5,733,980   $ 12,244,105   $ 11,356,156
Investment securities ..................................................       570,251        695,570      1,127,129      1,549,310
                                                                          ------------   ------------   ------------   ------------
Total interest income ..................................................     6,718,103      6,429,550     13,371,234     12,905,466

INTEREST EXPENSE
Deposits ...............................................................     4,167,135      3,984,262      8,314,896      8,106,214
Advances ...............................................................        92,200          3,893        194,802          3,893
                                                                          ------------   ------------   ------------   ------------
Total interest expense .................................................     4,259,335      3,988,155      8,509,698      8,110,107

Net interest income ....................................................     2,458,768      2,441,395      4,861,536      4,795,359
Provision for loan losses ..............................................           600            600          1,200          1,200
                                                                          ------------   ------------   ------------   ------------
Net interest income after provision ....................................     2,458,168      2,440,795      4,860,336      4,794,159

NON-INTEREST INCOME
Net gain-sale of interest earning assets ...............................        65,492         68,118         90,107        104,888
Net gain-sale of real estate ...........................................          --             --             --             --
Fees and service charges ...............................................        82,159         71,248        171,145        142,166
                                                                          ------------   ------------   ------------   ------------
Total non-interest income ..............................................       147,651        139,366        261,252        247,054

NON-INTEREST EXPENSE
Compensation & employee benefits .......................................       787,187        782,525      1,555,461      1,532,793
Net occupancy & equipment ..............................................       215,182        144,799        388,516        289,555
FDIC insurance premiums ................................................        48,462         46,852         93,044         92,195
Other general & administrative expenses ................................       231,730        183,383        417,830        469,502
                                                                          ------------   ------------   ------------   ------------
Total non-interest expense .............................................     1,282,561      1,157,559      2,454,851      2,384,045

Earnings before income tax .............................................     1,323,258      1,422,602      2,666,737      2,657,168
Income tax expense .....................................................       534,258        583,602      1,112,737      1,153,168
                                                                          ------------   ------------   ------------   ------------

NET INCOME .............................................................  $    789,000   $    839,000   $  1,554,000   $  1,504,000
                                                                          ------------   ------------   ------------   ------------

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
(unaudited) (continued)
Other comprehensive income
  Net unrealized gains (losses) on securities available for sale
   Unrealized losses arising during the period .........................        80,568         34,813         60,034         63,417
   Reclassification adjustment for realized gains included in net income       (65,492)       (68,118)       (88,102)      (104,888)
                                                                          ------------   ------------   ------------   ------------
       Net unrealized losses on securities available for sale ..........        15,076        (33,305)       (28,068)       (41,471)
Tax effect .............................................................        (5,125)        10,004          9,543         14,100
                                                                          ------------   ------------   ------------   ------------
     Total other comprehensive income (loss) ...........................         9,950        (23,301)       (18,525)       (27,371)
Comprehensive income ...................................................  $    798,950   $    815,699   $  1,535,475   $  1,476,629
                                                                          ============   ============   ============   ------------

Earnings per share, basic ..............................................  $       0.39   $       0.38   $       0.76   $       0.68

Earnings per share, assuming dilution ..................................  $       0.37   $       0.37   $       0.74   $       0.65

                                                    HOME BANCORP
                                                 Fort Wayne, Indiana

                                               STATEMENTS OF CASH FLOW
                                      SIX MONTHS ENDED MARCH 31, 1999, AND 1998
                                                     (unaudited)


                                                                                          1999              1998
                                                                                     ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income .....................................................................     $  1,554,000      $  1,504,000
  Adjustments to reconcile net income to net cash from operating activities
     Depreciation ..............................................................          172,479           107,786
     Provision for loan losses .................................................            1,200             1,200
     Gain on sale of securities ................................................          (88,102)         (104,888)
     Gain on sale of loans .....................................................           (2,005)             --
     Gain on sale of foreclosed real estate ....................................             --                --
     Loans originated for sale .................................................             --                --
     Proceeds from loan sales ..................................................           87,114              --
     ESOP expense ..............................................................          305,525           365,024
     Amortization of RRP contribution ..........................................          116,533           117,745
     Loss on disposal of premises and equipment ................................             --                --
     Amortization of premiums and accretion of discounts, net ..................          (30,611)          (76,434)
     Change in
       Accrued interest receivable .............................................         (101,786)          172,044
       Other liabilities .......................................................       (1,099,764)          376,484
       Other assets ............................................................          139,866           468,861
                                                                                     ------------      ------------
          Net cash from operating activities ...................................        1,054,449         2,931,822

CASH FLOW FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities held to maturity ...................        4,000,000        13,000,000
     Proceeds from sales of securities available for sale ......................        6,054,261         6,199,024
     Purchase of securities available for sale .................................      (18,345,313)       (3,985,125)
     Purchase of securities held to maturity ...................................             --                --
     Purchase of Federal Home Loan Bank stock ..................................             --                --
     Net change in loans .......................................................      (15,120,874)      (22,012,955)
     Purchase of premises and equipment ........................................         (272,502)           (6,954)
                                                                                     ------------      ------------
          Net cash from investing activities ...................................      (23,684,428)       (6,806,010)

                                                    HOME BANCORP
                                                 Fort Wayne, Indiana

                                               STATEMENTS OF CASH FLOW
                                      SIX MONTHS ENDED MARCH 31, 1999, AND 1998
                                                     (unaudited)


                                                                                          1999              1998
                                                                                     ------------      ------------
CASH FLOW FROM FINANCING ACTIVITIES
     Net change in deposit .....................................................       27,582,083         6,102,413
     Advances from Federal Home Loan Bank ......................................       (2,000,000)        2,000,000
     Increase in advance payments by borrowers for taxes and insurance .........          612,830           310,122
     Purchase of treasury stock, net of reissuance of shares ...................       (3,169,596)       (3,446,386)
     Cash dividends paid .......................................................         (392,920)         (222,919)
     Proceeds from exercise of stock options ...................................          568,550              --
                                                                                     ------------      ------------
          Net cash provided by financing activities ............................       23,200,947         4,743,230

Net change in cash and cash equivalents ........................................          570,968           869,042
Cash and cash equivalents, beginning of period .................................       23,365,826        16,445,298
                                                                                     ------------      ------------
Cash and cash equivalents, end of period .......................................     $ 23,936,794      $ 17,314,340
                                                                                     ============      ============

Supplemental disclosures of cash flow information
     Cash paid for
       Interest ................................................................     $  8,652,776      $  7,917,204
       Income taxes ............................................................        1,171,302           790,000

Supplemental schedule of non-cash investing and financing activities
    Investment securities held to maturity transferred to investment securities
available for sale .............................................................     $  8,024,247              --
     Loans transferred to foreclosed real estate ...............................           58,908              --
     Loans transferred to loans held for sale ..................................           85,109              --


                                  Home Bancorp
                                 Fort Wayne, IN

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                     Item 1


Summary of Significant Accounting Policies

A. Basis of Presentation
------------------------

The interim financial statements for Home Bancorp (the "Company") and its wholly-owned subsidiary, Home Loan Bank fsb (the "Bank"), have been prepared in accordance with the instructions to Form 10-Q; and, therefore, do not include all information and footnotes normally shown for full annual financial statements.

The interim financial statements at March 31, 1999 and for the interim periods ended March 31, 1999, and 1998 are unaudited, but reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods.

These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

B.  New Accounting Pronouncements
---------------------------------

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

                                  Home Bancorp
                                 Fort Wayne, IN

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                     Item 1

         4) SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires all derivatives to be recognized at fair value as either assets or liabilities in the Consolidated Balance Sheets for fiscal years beginning after June 15, 1999. Changes in fair value of derivatives not designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designations. Another provision of the statement allows for a reallocation of securities from held to maturity to available for sale. The Company choose early adoption of this new standard as of January 1, 1999. Its adoption has no material impact on its consolidated financial position or results of operations.

C.  Earnings Per Share
----------------------

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

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued

Financial Condition

The Company's total assets were $396.6 million as of March 31, 1999 compared to $372.4 million as of September 30, 1998, an increase of $24.2 million. For the same period, equity decreased from $41.0 million as of September 30, 1998 to $40.1 million as of March 31, 1999. The increase in total assets was the result of continued growth in the Company's loan and investment securities funded by deposit growth. The modest decrease in equity for the period ended March 31, 1999 was primarily the result of the repurchase of 116,156 shares of the Company's common stock held as treasury stock, net of shares issued from the exercise of options. The treasury stock purchases represented $3.2 million.

Loans receivable increased $15.0 million, primarily from 1-4 family residential originations, from $324.2 million at September 30, 1998 to $339.2 million at March 31, 1999. Deposits increased $27.6 million for the six month period, increasing from $316.0 million as of September 30, 1998 to $343.6 million as of March 31, 1999.

Cash and cash equivalents increased from $23.4 million as of September 30, 1998 to $23.9 million as of March 31, 1999. On January 1, 1999 the Company adopted FASB No. 133 and reclassified all of its securities as available for sale. As of March 31, 1999, securities available for sale totaled $25.4 million, an increase of $8.3 million, from the aggregate of investment securities held September 30, 1998. During the six month period ended March 31, 1999, in addition to the maturity and sale of securities to fund continued loan growth and the repurchase program, the Company purchased a total of $18.3 million in securities held as available for sale.

As of March 31, 1999 the Company held two residential properties in the amount of approximately $59,000 as real estate owned. As of September 30, 1998 the Company held no repossessed assets.

The balance in Federal Home Loan Bank advances decreased $2.0 million during the six month period ended March 31, 1999 from the repayment of a maturing advance. Deposit growth during the period financed continued loan portfolio growth, enhanced the Company's liquidity position, and allowed the repayment of the advance without further borrowings.

Advances from borrowers for taxes and insurance increased from $2.6 million as of September 30, 1998 to $3.2 million as of March 31, 1999 primarily from the timing of semi-annual payments of real estate taxes and annual insurance premiums on behalf of loan customers.

                                  Home Bancorp
                                 Fort Wayne, IN

                      Management's Discussion and Analysis
                  Financial Condition and Results of Operation

                                Item 2 Continued

Results of Operation

General. Net income for the three months ended March 31, 1999 decreased by $50,000, or 6.0%, to $789,000 from $839,000 for the same period ended March 31, 1998. The decrease was attributed to an increase in non-interest expense for the like periods. For the six months ended March 31, 1999, net income was $1,554,000, an increase of $50,000, or 3.3%, from the comparable prior year period. The six month increase is attributed to higher net interest income and non-interest income that was partially offset by higher non-interest expenses.

The three month earnings represent an annualized return on average assets (ROA) of 0.81% and a return on average equity (ROE) of 7.86%. For the six month period ended March 31, 1999, earnings represent an annualized ROA of 0.81% and a ROE of 7.72%.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income for the three and six month period ended March 31, 1999 increased by approximately $17,000 and $66,000, respectively, compared to the same periods in 1998. This increase was primarily the net result of relatively stable interest rate spreads earned on higher interest earning balances.

Total interest income at March 31, 1999 increased by approximately $289,000 for the three month period, and approximately $466,000 for the six month period when compared with the results for the same periods ended March 31, 19998.The yield on interest-earning assets decreased in the three and six month periods ended March 31, 1999 to 7.02% and 7.14%, respectively, compared to 7.47% and 7.51% for the same periods in the preceding year. These decreasing yields are attributed to general decreases in market interest rates on loans and investments.

The growth in total interest income was significantly negated by increased interest expense during the three and six month periods ended March 31, 1999. Interest expense increased by approximately $271,000 for the three month period, and approximately $400,000 for the six month period in comparison to like periods in 1998. These increases were the result of increased balances of costing-liabilities as average funding costs decreased in both periods from the prior year results. For the three and six month periods ended March 31, 1999, the average cost of interest-bearing liabilities was 4.96% and 5.07%, respectively, down from 5.26% and 5.37% for the same periods in 1998. The Company's average costs of funds continue to be higher than those experienced by national peers, primarily from competitive pressures on market rates for deposits in the Company's service area.

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

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued

Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy for loan losses. The provision for loan losses was $600 for the three months and $1,200 for the six months ended March 31, 1999, the same amount for the like periods in 1998.

Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to both recognizable and unforeseen losses. At March 31, 1999, the Company's allowance for loan losses totaled $1.4 million or .41% of net loans receivable and 344% of total nonperforming loans.

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

Non-Interest Income. Non-interest income consists primarily of service fees on deposit accounts, loan servicing and late fees, as well as, any recognized gain from the sale of interest earning assets. Non-interest income increased approximately $8,000 for the three month period and approximately $14,000 for the six month period ended March 31, 1999 in comparison to the like periods in 1998. These increases were attributed primarily to increases in customer service related fees and/or bank imposed charges. These increases were partially offset by by decreases from the prior year periods in gains realized on the sale of securities available for sale.

Non-Interest Expense. Non-interest expenses for the three and six month periods ended March 31, 1999 were approximately $1,283,000 and $2,455,000, respectively, compared to $1,158,000 and $2,384,000 reported from the same prior year periods in 1998. For the periods ended March 31, 1999, net occupancy and equipment expense is up from the prior year approximately $70,000 for the three month

                                 Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued

period and $99,000 for the six months. Those increases are generally the result of depreciation expenses on new data processing equipment placed in service during the first quarter of fiscal 1999 and increases in associated data processing costs from technological upgrades to those systems. Other general and administrative expenses were approximately $48,000 higher for the three month period ended March 31, 1999 than for the same period a year earlier. For the six month those expenses were approximately $52,000 lower than a year earlier. These changes are attributed primarily to fluctuations in the number and timing of loan originations where applied costs are reduce by associated income. During the fiscal 1999 periods, the Company has contained to be effective in its cost containment efforts despite significant asset growth.

Income Tax Expense. Income tax expense for the three month period ended March 31, 1999 reflect lower pretax earnings than in the previous like year period. For the comparative six month periods, fiscal 1999 tax provisions are modestly lower due to higher non-income deductions than for the previous like year period.

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

                                                              At and For the                 At and For the
                                                           Three Months Ended               Six Months Ended
                                                                March 31,                       March 31,
FINANCIAL HIGHLIGHTS (Averages)                           1999             1998             1999            1998
                                                          ----             ----             ----            ----
Return on assets.............................            0.81%            0.96%            0.81%           0.86%
Return on equity.............................            7.86%            7.09%            7.72%           7.01%
Yield on interest-earning assets.............            7.02%            7.47%            7.14%           7.51%
Cost of interest-bearing liabilities.........            4.96%            5.26%            5.07%           5.37%
Net interest spread..........................            2.06%            2.21%            2.07%           2.14%
Net interest rate margin.....................            2.52%            2.79%            2.55%           2.74%
Net interest income to operating (G&A)
expenses.....................................          191.71%          210.54%          197.99%         200.98%
Operating (G&A) expenses to assets...........            1.32%            1.32%            1.29%           1.36%
Non-interest income to assets................            0.15%            0.16%            0.14%           0.16%
Interest-earning assets to interest-bearing
liabilities..................................          111.36%          113.71%          111.73%         113.79%
Efficiency ratio.............................           49.21%           44.94%           48.80%          47.32%
Equity to assets (at end of period)..........           10.11%           12.03%           10.11%          12.03%
Tangible equity to assets (at end of period).           10.11%           12.03%           10.11%          12.03%
Average assets (dollars in thousands)........         $389,707         $350,682         $381,497        $350,104

ASSET QUALITY RATIOS
Non-performing assets to total assets........            0.10%            0.09%
Non-performing loans to net loans............            0.12%            0.10%
Allowance for loan losses to net loans.......            0.41%            0.45%
Allowance for loan losses to non-performing
loans........................................             344%             462%
Net charge offs to loans.....................             ----             ----
Loans to deposits............................           98.71%          100.79%
Loans to assets..............................           85.52%           86.60%

PER COMMON SHARE
Net income...................................       $     0.39        $    0.38      $      0.76     $      0.68
Net income (diluted).........................             0.37             0.37             0.72            0.65
Book value...................................            18.43            18.04
Tangible book value..........................            18.43            18.04

STOCK PRICE
High.........................................         $ 33.500          $37.875
Low..........................................           27.500           28.500
Close........................................                            33.563

                                 Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued


Liquidity and Capital Resources

The Company's primary source of funds are deposits, principal and interest payments on loans, and maturities of investment securities. While maturities of investment securities and scheduled amortizations of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, if the Bank requires additional funds beyond its ability to acquire them locally, it has borrowing capability through the Federal Home Loan Bank (the "FHLB") of Indianapolis. At March 31, 1999, the Bank had $7.0 million in advances from the FHLB of Indianapolis.

Home Loan Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The standard measure of liquidity for thrift institutions is the ratio of qualifying assets due within one year to net withdrawable savings. Currently the minimum requirement is 4%. At March 31, 1999, the Bank's quarterly liquidity ratio was 12.4%. As of March 31, 1998, the Bank's liquidity was 12.5%.

The Bank uses its liquidity resources principally to meet ongoing loan commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Bank anticipates that it will have sufficient funds available to meet current loan commitments and those liquidity needs. At March 31, 1999 the Bank had outstanding commitments to extend credit which amounted to $23.6 million (including $12.9 million in unused lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs.

The institution is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision. Regulatory standards impose the following capital requirements: a risk-based capital expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1999, the Bank's capital totaled $34.4 million, or 8.77% of tangible and core capital. Risk-based capital totaled $35.0 million, or represented 18.51% of risk-based assets. The institution substantially exceeded all regulatory capital standards.


The Year 2000 Issue

General. Like most financial institutions, the Bank and its operations may be significantly affected by the Y2K issue due to its dependency on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Bank's direct control, including the Bank's dependency on data processing capabilities from NCR Corporation and other third parties with

                                 Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued

whom the Bank electronically or operationally interfaces may be affected. If computer systems are not modified and tested properly to process the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date filled information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, and the Bank could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Thus if not adequately addressed, the Y2K issue could have an adverse impact on the Bank's operations and, in turn, its financial condition and results of operations.

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

Renovation Phase. In recognition of potential Y2K problems, the Bank delayed significant hardware and software purchases until this fiscal year. The Bank has replaced or renovated virtually all of its hardware systems and updated or

                                 Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued

replaced most of its software systems. Y2K compliant equipment and software has been delivered and placed into production and is either in the validation or implementation phase of the plan. The Bank has invested approximately $500,000 in new computers, communication, and software purchases. Approximately, $140,000 in charges associated with Y2K were also expensed as non-recurring charges during the 1998 fiscal year.

Validation and Implementation Phases. These phases are designed to test the ability of the systems to accurately process date sensitive data. The Bank has completed or is in the process of validating all of the its mission critical applications. These phases with only minor exceptions were completed by March 31, 1999.

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

                 Quantitative and Qualitative Discolosures about
                                  Market Risk

                                     Item 3

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

                                 Home Bancorp
                                 Fort Wayne, IN

                Quantitative and Qualitative Discolosures about
                                  Market Risk

                                Item 3 Continued

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

Presented below, as of March 31, 1999, is an analysis of the Company's interest rate risk as prepared by OTS for changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 300 basis points. As illustrated in the table , the Company's NPV is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due both to the rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates.

At March 31, 1999
-------------------------------------------------------------------------------------------
Change in Interest Rate             Board Limit             $ Change               % Change
     (Basis Points)                 % Change                (In Thousands)

         +300 bp                       (45)                 ($19,866)                  (54)
         +200 bp                       (29)                 ( 12,397)                 (-34)

         +100 bp                       (13)                 (  5,411)                  (15)
              0 bp                       -                         -                     -
         -100 bp                       ( 2)                    2,783                     8
         -200 bp                       ( 6)                    3,680                    10
         -300 bp                       (10)                    4,700                    13

                                 Home Bancorp
                                 Fort Wayne, IN

                Quantitative and Qualitative Discolosures about
                                  Market Risk

                                Item 3 Continued

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in interest rates. Also, interest rates on certain assets and liabilities may fluctuate in in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate from those assumed in calculating the table. Finally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of those factors in monitoring its exposure to interest rate risk.

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

        None

Item 3  Defaults Upon Senior Securities

        None

Item 4  Submission of Matters to a Vote of Security Holders

        None that were not previously reported in the 10-Q file for the quarter ended December 31, 1998.

Item 5 Other Information

        None

Item 6  Exhibits and Reports on Form 8-K

        Press release filed on Form 8-K during the quarter ended March 31, 1999 and subsequent to that date include:

         Date of Report                      Subject
         --------------                      -------

           3-17-98   Registrant's Press Release for Declared Cash Dividend

           4-28-99 Registrant's Press Release Relative to Second Quarter And Fiscal Year to Date 1999 Earnings

           5-04-99 Registrant's Press Release Relative to the Establishment of the Subsidiary's 10th Office

                                  Home Bancorp
                                 Fort Wayne, IN

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Home Bancorp


Date: May 13, 1999                                   /s/ W. Paul Wolf
                                                     ----------------
                                                     W. Paul Wolf
                                                     Chairman, President, CEO


Date: May 13, 1999                                   /s/ Matthew P. Forrester
                                                     ------------------------
                                                     Matthew P. Forrester
                                                     Vice President, Treasurer