Form 10-Q
period 1999-06-30
HOME BANCORP/IN
filed 1999-08-13
CIK 916822

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                                            Commission File No.
June 30, 1999                                                0-22376

                                  HOME BANCORP
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


         Indiana                                                   35-1906765
-------------------------------                              -------------------
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


132 East Berry Street, P.O. Box 989
Fort Wayne, Indiana                                                46801-0989
-----------------------------------                          -------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (219) 422-3502

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes  [ X ]   No   [   ]

As of June 30, 1999, there were 3,380,315 shares of common stock issued and 2,089,919 shares outstanding.

                                  HOME BANCORP
                               Fort Wayne, Indiana


                                    FORM 10-Q


                                      INDEX







PART I.  FINANCIAL INFORMATION


     Item 1.    Financial Statements of Home Bancorp

                Consolidated Balance Sheets as of June 30, 1999
                and September 30, 1998

                Consolidated Statements of Income for the three months and nine months ended June 30, 1999, and 1998

                Consolidated Statements of Cash Flow for the nine months ended June 30, 1999, and 1998

                Notes to Consolidated Financial Statements

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operation

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk



PART II. OTHER INFORMATION


     Signatures

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED BALANCE SHEETS
AS OF June 30, 1999 (unaudited) and SEPTEMBER 30, 1998


                                                                   (unaudited)
                                ASSETS                           June 30, 1999  September 30, 1998
                                                                 -------------  ------------------
Cash on hand and in other banks ...........................     $   2,076,257      $   1,643,168
Interest earning deposits in other banks ..................         8,910,533         11,722,658
Federal funds sold ........................................        12,700,000         10,000,000
                                                                -------------      -------------
Cash and cash equivalents .................................        23,686,790         23,365,826
Investment securities available for sale ..................        26,220,625          5,137,187
Investment securities held to maturity
     (Market value $0; $12,195,000) .......................              --           12,024,247
Loans receivable, net
     (Allowance for loan losses $1,341,620; $1,390,389) ...       345,258,285        324,187,601
Federal Home Loan Bank stock ..............................         3,173,700          2,782,500
Accrued interest receivable ...............................         2,041,576          1,948,771
Bank premises & equipment .................................         2,983,890          2,804,550
Intangible assets .........................................              --                 --
Foreclosed real estate, net ...............................            53,726               --
Other assets ..............................................           290,594            178,303
                                                                -------------      -------------
TOTAL ASSETS ..............................................     $ 403,709,186      $ 372,428,985
                                                                =============      =============


                             LIABILITIES

Deposits ..................................................     $ 353,254,473      $ 315,998,104
Federal Home Loan Bank advances ...........................         7,000,000          9,000,000
Advances from borrowers for taxes and insurance ...........         1,941,917          2,597,387
Accrued interest payable ..................................         1,116,464          1,117,518
Other liabilities .........................................         2,056,013          2,677,697
                                                                -------------      -------------
TOTAL LIABILITIES .........................................       365,368,867        331,390,706
                                                                -------------      -------------

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED BALANCE SHEETS
AS OF June 30, 1999 (unaudited) and SEPTEMBER 30, 1998
(continued)


                                                                   (unaudited)
                     STOCKHOLDERS' EQUITY                        June 30, 1999  September 30, 1998
                                                                 -------------  ------------------
Preferred stock, no par value, 5,000,000 shares authorized,
     none issued ..........................................              --                 --
Common stock, no par value, 10,000,000 shares authorized,
     3,380,315 issued, 2,089,919; 2,254,642 outstanding ...        34,780,090         34,399,135
Retained earnings, substantially restricted ...............        31,584,576         29,851,665
Unearned ESOP compensation ................................        (1,351,285)        (1,536,908)
Unearned RRP compensation .................................          (291,332)          (466,131)
Treasury stock 1,290,396; 1,125,673 shares, at cost .......       (26,282,647)       (21,273,755)
Net unrealized (loss) gain on securities available for sale           (99,083)            64,273
                                                                -------------      -------------
TOTAL STOCKHOLDERS' EQUITY ................................        38,340,319         41,038,279
                                                                -------------      -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ..................     $ 403,709,186      $ 372,428,985
                                                                =============      =============

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
(unaudited)

                                                   3 Months Ended: June 30,            9 Months Ended June 30,
                                                ------------------------------      ------------------------------
                                                    1999               1998             1999              1998
                                                ------------      ------------      ------------      ------------
INTEREST INCOME
Loans receivable .............................  $  6,227,288      $  5,960,043      $ 18,471,393      $ 17,316,199
Investment securities ........................       640,477           505,684         1,767,606         2,054,994
                                                ------------      ------------      ------------      ------------
Total interest income ........................     6,867,765         6,465,727        20,238,999        19,371,193

INTEREST EXPENSE
Deposits .....................................     4,223,289         3,966,611        12,538,185        12,072,825
Advances .....................................        93,224            36,736           288,026            40,630
                                                ------------      ------------      ------------      ------------
Total interest expense .......................     4,316,513         4,003,347        12,826,211        12,113,455

Net interest income ..........................     2,551,252         2,462,380         7,412,788         7,257,738
Provision for loan losses ....................           600               600             1,800             1,800
                                                ------------      ------------      ------------      ------------
Net interest income after provision ..........     2,550,652         2,461,780         7,410,988         7,255,938

NON-INTEREST INCOME
Net gain-sale of interest earning assets .....         7,843             3,518            97,951           108,406
Net gain-sale of real estate .................        13,135              (148)           10,772              (148)
Fees and service charges .....................        86,900            80,750           258,045           222,916
                                                ------------      ------------      ------------      ------------
Total non-interest income ....................       107,878            84,120           366,768           331,174

NON-INTEREST EXPENSE
Compensation & employee benefits .............       801,875           786,132         2,357,336         2,318,925
Net occupancy & equipment ....................       185,012           148,301           573,528           437,855
FDIC insurance premiums ......................        48,546            47,231           141,590           139,427
Other general & administrative expenses ......       277,466           275,389           692,933           744,890
                                                ------------      ------------      ------------      ------------
Total non-interest expense ...................     1,312,899         1,257,053         3,765,387         3,641,097

Earnings before income tax ...................     1,345,631         1,288,847         4,012,369         3,946,015
Income tax expense ...........................       569,631           539,847         1,682,369         1,693,015
                                                ------------      ------------      ------------      ------------

NET INCOME ...................................  $    776,000      $    749,000      $  2,330,000      $  2,253,000
                                                ------------      ------------      ------------      ------------

HOME BANCORP
And wholly owned subsidiary
HOME LOAN BANK fsb
Fort Wayne, Indiana

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
(unaudited) (continued)

                                                            3 Months Ended: June 30,            9 Months Ended June 30,
                                                         ------------------------------      ------------------------------
                                                             1999               1998             1999              1998
                                                         ------------      ------------      ------------      ------------
Other comprehensive income
  Net unrealized gains (losses) on securities
       available for sale
     Unrealized losses arising during the period ......      (233,542)              391          (174,309)           65,934
     Reclassification adjustment for realized gains
       included in net income .........................        (7,843)           (3,518)          (97,951)         (108,406)
                                                         ------------      ------------      ------------      ------------
       Net unrealized losses on securities
          available for sale ..........................      (241,385)           (3,147)         (272,260)          (42,472)
Tax effect ............................................        96,554             1,259           108,918            16,989
                                                         ------------      ------------      ------------      ------------
     Total other comprehensive income (loss) ..........      (144,831)           (1,888)         (163,356)          (25,483)
Comprehensive income ..................................  $    631,169      $    747,112      $  2,166,646      $  2,227,517
                                                         ============      ============      ============      ------------

Earnings per share, basic .............................  $       0.39      $       0.34      $       1.15      $       1.02

Earnings per share, assuming dilution .................  $       0.37      $       0.33      $       1.10      $       0.98



                                                        HOME BANCORP
                                                    Fort Wayne, Indiana

                                                  STATEMENTS OF CASH FLOW
                                         NINE MONTHS ENDED JUNE 30, 1999, AND 1998
                                                        (unaudited)
                                                                                                1999              1998
                                                                                            ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income ............................................................................     $  2,330,000      $  2,253,000
  Adjustments to reconcile net income to net cash from operating activities
Depreciation ..........................................................................          268,499           159,834
     Provision for loan losses ........................................................            1,800             1,800
     Gain on sale of securities .......................................................          (94,187)         (108,406)
     Gain on sale of loans ............................................................           (3,763)             --
     Gain on sale of foreclosed real estate ...........................................          (10,772)             --
     Loans originated for sale ........................................................             --             (87,500)
     Proceeds from loan sales .........................................................          319,474              --
     Proceeds from real estate owned ..................................................           53,726              --
ESOP expense ..........................................................................          457,353           566,206
     Amortization of RRP contribution .................................................          174,799           175,939
     Loss on disposal of premises and equipment .......................................              803              --
     Amortization of premiums and accretion of discounts, net .........................          (66,818)          (80,872)
     Change in
       Accrued interest receivable ....................................................          (92,805)          135,371
       Other liabilities ..............................................................         (622,738)          (13,428)
       Other assets ...................................................................           53,208           573,206
                                                                                            ------------      ------------
          Net cash from operating activities ..........................................     $  2,768,579         3,575,150

CASH FLOW FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities held to maturity ..........................        4,000,000        15,000,000
     Proceeds from sales of securities available for sale .............................        6,054,261        10,286,815
     Purchase of securities available for sale ........................................      (19,181,145)       (3,985,125)
     Purchase of securities held to maturity ..........................................             --                --
     Purchase of Federal Home Loan Bank stock .........................................         (391,200)         (333,400)
     Net change in loans ..............................................................      (21,484,875)      (34,122,493)
     Purchase of premises and equipment ...............................................         (448,642)          (19,395)
                                                                                            ------------      ------------
          Net cash from investing activities ..........................................      (31,451,601)      (13,173,598)


                                                        HOME BANCORP
                                                    Fort Wayne, Indiana

                                                  STATEMENTS OF CASH FLOW
                                         NINE MONTHS ENDED JUNE 30, 1999, AND 1998
                                                        (unaudited)
                                                                                                1999              1998
                                                                                            ------------      ------------
CASH FLOW FROM FINANCING ACTIVITIES
     Net change in deposit ............................................................       37,256,369         8,931,673
     Advances from Federal Home Loan Bank .............................................       (2,000,000)        7,000,000
     Increase in advance payments by borrowers for taxes and insurance ................         (655,470)         (629,612)
     Purchase of treasury stock, net of reissuance of shares ..........................       (5,588,913)       (3,781,136)
     Cash dividends paid ..............................................................         (602,552)         (506,037)
     Proceeds from exercise of stock options ..........................................          594,552              --
                                                                                            ------------      ------------
          Net cash provided by financing activities ...................................       29,003,986        11,014,888

Net change in cash and cash equivalents ...............................................          320,964         1,416,440
Cash and cash equivalents, beginning of period ........................................       23,365,826        16,445,298
                                                                                            ------------      ------------
Cash and cash equivalents, end of period ..............................................     $ 23,686,790      $ 17,861,738
                                                                                            ============      ============

Supplemental disclosures of cash flow information
     Cash paid for
       Interest .......................................................................     $ 12,547,126      $ 12,041,153
       Income taxes ...................................................................        1,786,377           790,000

Supplemental schedule of non-cash investing and financing activities  Investment securities held to maturity transferred to investment securities
available for sale ....................................................................     $  8,024,247              --
     Loans transferred to foreclosed real estate ......................................           96,680              --
     Loans transferred to loans held for sale .........................................          315,711              --

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

The interim financial statements at June 30, 1999 and for the interim periods ended June 30, 1999, and 1998 are unaudited, but reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                                Item 2 Continued

Financial Condition

The Company's total assets were $403.7 million as of June 30, 1999 compared to $372.4 million as of September 30, 1998, an increase of $31.3 million. For the same period, equity decreased from $41.0 million as of September 30, 1998 to $38.3 million as of June 30, 1999. The increase in total assets was the result of continued growth in the Company's loan and investment securities funded by deposit growth. The decrease in equity for the period ended June 30, 1999 was primarily the result of the repurchase of 164,723 shares of the Company's common stock held as treasury stock, net of shares issued from the exercise of options. The treasury stock purchases represented a gross purchase of $5.6 million.

Loans receivable increased $21.1million, primarily from 1-4 family residential originations, from $324.2 million at September 30, 1998 to $345.3 million at June 30, 1999. Deposits increased $37.3 million for the nine month period, increasing from $316.0 million as of September 30, 1998 to $353.3 million as of June 30, 1999.

Cash and cash equivalents increased from $23.4 million as of September 30, 1998 to $23.7 million as of June 30, 1999. On January 1, 1999 the Company adopted FASB No. 133 and reclassified all of its securities as available for sale. As of June 30, 1999, securities available for sale totaled $26.2 million, an increase of $9.1 million, from the aggregate of investment securities held September 30, 1998. During the nine month period ended June 30, 1999, in addition to the maturity and sale of securities to fund continued loan growth and the repurchase program, the Company purchased a total of $23.2 million in securities held as available for sale.

As of June 30, 1999 the Company held one residential property in the amount of approximately $54,000 as real estate owned. As of September 30, 1998 the Company held no repossessed assets.

The balance in Federal Home Loan Bank advances decreased $2.0 million during the nine month period ended June 30, 1999 from the repayment of a maturing advance. Deposit growth during the period financed continued loan portfolio growth, enhanced the Company's liquidity position, and allowed the repayment of the advance without further borrowings.

Advances from borrowers for taxes and insurance decreased from $2.6 million as of September 30, 1998 to $1.9 million as of June 30, 1999 primarily from the timing of semi-annual payments of real estate taxes and annual insurance premiums on behalf of loan customers. Other liabilities decreased from $2.7 million as of September 30, 1998 to $2.1 million as June 30, 1999, primarily from a decrease in payable balances as of the period end.

                                  Home Bancorp
                                 Fort Wayne, IN

                      Management's Discussion and Analysis
                  Financial Condition and Results of Operation

                                Item 2 Continued

Results of Operation

General. Net income for the three months ended June 30, 1999 increased by $27,000, or 3.6%, to $776,000 from $749,000 for the same period ended June 30, 1998. For the nine months ended June 30, 1999, net income was $2,330,000, an increase of $77,000, or 3.4%, from the comparable prior year period. The periods increases are attributed to higher net interest income and non-interest income that was partially offset by higher non-interest expenses.

The three month earnings represent an annualized return on average assets (ROA) of 0.77% and a return on average equity (ROE) of 7.99%. For the nine month period ended June 30, 1999, earnings represent an annualized ROA of 0.80% and a ROE of 7.80%.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income for the three and nine month periods ended June 30, 1999 increased by approximately $89,000 and $155,000, respectively, compared to the same periods in 1998. This increase was primarily the net result of relatively stable interest rate spreads earned on higher interest earning balances.

Total interest income at June 30, 1999 increased by approximately $402,000 for the three month period, and approximately $868,000 for the nine month period when compared with the results for the same periods ended June 30, 1998.The yield on interest-earning assets decreased in the three and nine month periods ended June 30, 1999 to 6.99% and 7.10%, respectively, compared to 7.43% and 7.49% for the same periods in the preceding year. These decreasing yields are attributed to general decreases in market interest rates on loans and investments.

The growth in total interest  income was negated by increased  interest  expense during the three and nine month periods ended June 30, 1999. Interest expense increased by approximately $313,000 for the three month period, and approximately $713,000 for the nine month period in comparison to like periods in 1998. These increases were the result of increased balances of costing-liabilities as average funding costs decreased in both periods from the prior year results. For the three and nine month periods ended June 30, 1999, the average cost of interest-bearing liabilities was 4.85% and 5.01%, respectively, down from 5.23% and 5.32% for the same periods in 1998. The Company's average costs of funds continue to be higher than those experienced by national peers, primarily from competitive pressures on market rates for deposits in the Company's service area.

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

                                  Home Bancorp
                                 Fort Wayne, IN

                      Management's Discussion and Analysis
                  Financial Condition and Results of Operation

                                Item 2 Continued

Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy for loan losses. The provision for loan losses was $600 for the three months and $1,800 for the nine months ended June 30, 1999, the same amount for the like periods in 1998.

Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to both recognizable and unforeseen losses. At June 30, 1999, the Company's allowance for loan losses totaled $1.3 million or .39% of net loans receivable and 615% of total nonperforming loans.

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

Non-Interest Income. Non-interest income consists primarily of service fees on deposit accounts, loan servicing and late fees, as well as, any recognized gain from the sale of interest earning assets or real estate owned. Noninterest income increased approximately $24,000 for the three month period and approximately $36,000 for the nine month period ended June 30, 1999 in comparison to the like periods in 1998. These increases were attributed primarily to increases in customer service related fees and/or bank imposed charges and to a lesser degree from gains on the sale of residential real estate acquired through foreclosure. These increases were partially offset in the comparable nine month by a decrease from the prior year periods in gains realized on the sale of securities available for sale.

                                  Home Bancorp
                                 Fort Wayne, IN

                      Management's Discussion and Analysis
                  Financial Condition and Results of Operation

                                Item 2 Continued

Non-Interest Expense. Non-interest expenses for the three and nine month periods ended June 30, 1999 were approximately $1,313,000 and $3,765,000, respectively, compared to $1,257,000 and $3,641,000 reported from the same prior year periods in 1998. Compensation and employee benefits have increased by approximately $16,000 and $38,000 for the respective three and nine month periods when compared to the same periods in 1998. This variance is attributed to general salary increases, but has been nearly offset by lower benefit expenses in the periods. For the periods ended June 30, 1999, net occupancy and equipment expense is up from the prior year approximately $37,000 for the three month period and $136,000 for the nine months. Those increases are generally the result of depreciation expenses on new data processing equipment placed in service during the first quarter of fiscal 1999 and increases in associated data processing costs from technological upgrades to those systems. Other general and administrative expenses were approximately $52,000 lower for the nine month period ended June 30, 1999 than for the same period a year earlier This change is attributed primarily to fluctuations in the number and timing of loan originations where applied costs are reduce by associated income. During the fiscal 1999 periods, the Company has continued to be effective in its cost containment efforts despite significant asset growth.

Income Tax Expense. Income tax expense for the three month period ended June 30, 1999 reflect higher pretax earnings than in the previous like year period. For the comparative nine month periods, fiscal 1999 tax provisions are modestly lower due to higher non-income deductions than for the previous like year period.

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

                                                              At and For the                 At and For the
                                                           Three Months Ended             Nine Months Ended
                                                                June 30,                      June 30,
                                                      -------------------------         ------------------------
FINANCIAL HIGHLIGHTS (Averages)                         1999             1998             1999            1998
                                                      --------         --------         --------        --------
Return on assets.............................            0.77%            0.85%            0.80%           0.86%
Return on equity.............................            7.99%            7.01%            7.80%           7.01%
Yield on interest-earning assets.............            6.99%            7.43%            7.10%           7.49%
Cost of interest-bearing liabilities.........            4.85%            5.23%            5.01%           5.32%
Net interest spread..........................            2.14%            2.20%            2.09%           2.17%
Net interest rate margin.....................            2.54%            2.78%            2.55%           2.75%
Net interest income to operating (G&A)
expenses.....................................          194.32%          195.86%          196.87%         199.32%
Operating (G&A) expenses to assets...........            1.31%            1.42%            1.30%           1.38%
Non-interest income to assets................            0.11%            0.10%            0.13%           0.13%
Interest-earning assets to interest-bearing
liabilities..................................          110.34%          113.64%          111.30%         113.74%
Efficiency ratio.............................           49.37%           49.37%           48.40%          47.98%
Equity to assets (at end of period)..........            9.50%           11.92%            9.50%          11.92%
Tangible equity to assets (at end of period).            9.50%           11.92%            9.50%          11.92%
Average assets (dollars in thousands)........         $401,229         $353,980         $387,417        $351,267

ASSET QUALITY RATIOS
Non-performing assets to total assets........            0.05%            0.10%
Non-performing loans to net loans............            0.06%            0.11%
Allowance for loan losses to net loans.......            0.39%            0.44%
Allowance for loan losses to non-performing
loans........................................             615%             403%
Net charge offs to loans.....................            0.01%             ----
Loans to deposits............................           97.74%          103.84%
Loans to assets..............................           85.52%           88.32%

PER COMMON SHARE
Net income...................................       $     0.39        $    0.34      $      1.15     $      1.02
Net income (diluted).........................             0.37             0.33             1.10            0.98
Book value...................................            18.35            18.27
Tangible book value..........................            18.35            18.27

STOCK PRICE
High.........................................         $ 28.250          $35.375
Low..........................................           27.375           29.125
Close........................................                            29.375

                                  Home Bancorp
                                 Fort Wayne, IN

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                Item 2 Continued


Liquidity and Capital Resources

The Company's primary source of funds are deposits, principal and interest payments on loans, and maturities of investment securities. While maturities of investment securities and scheduled amortizations of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, if the Bank requires additional funds beyond its ability to acquire them locally, it has borrowing capability through the Federal Home Loan Bank (the "FHLB") of Indianapolis. At June 30, 1999, the Bank had $7.0 million in advances from the FHLB of Indianapolis.

Home Loan Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The standard measure of liquidity for thrift institutions is the ratio of qualifying assets due within one year to net withdrawable savings. Currently the minimum requirement is 4%. At June 30, 1999, the Bank's quarterly liquidity ratio was 13.9%. As of June 30, 1998, the Bank's liquidity was 7.69%.

The Bank uses its liquidity resources principally to meet ongoing loan commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Bank anticipates that it will have sufficient funds available to meet current loan commitments and those liquidity needs. At June 30, 1999 the Bank had outstanding commitments to extend credit which amounted to $20.1 million (including $12.6 million in unused lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs.

The institution is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision. Regulatory standards impose the following capital requirements: a risk-based capital expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of June 30, 1999, the Bank's capital totaled $35.3 million, or 8.78% of tangible and core capital. Risk-based capital totaled $36.7 million, or represented 18.58% of risk-based assets. The institution substantially exceeded all regulatory capital standards.


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


           Quantitative and Qualitative Disclosures About Market Risk

                                     Item 3


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

                                  Home Bancorp
                                 Fort Wayne, IN

           Quantitative and Qualitative Disclosures About Market Risk

                                Item 3 Continued

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

Presented below, as of June 30, 1999, is an analysis of the Company's interest rate risk as prepared by OTS for changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 300 basis points. As illustrated in the table , the Company's NPV is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due both to the rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates.

                                  Home Bancorp
                                 Fort Wayne, IN

           Quantitative and Qualitative Disclosures About Market Risk

                                Item 3 Continued

---------------------------------------------------------------------------
Change in Interest Rate        Board Limit      $ Change               % Change
     (Basis Points)            % Change      (In Thousands)

         +300 bp                  (45)          ($21,348)                  (57)
         +200 bp                  (29)           (13,851)                  (37)
         +100 bp                  (13)            (6,460)                  (17)
            0 bp                    -                  -                     -
         -100 bp                  ( 2)              4,058                   11
         -200 bp                  ( 6)              5,539                   15
         -300 bp                  (10)              6,420                   17


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

       None

Item 5 Other Information

       None

Item 6  Exhibits and Reports on Form 8-K

       Press releases filed on Form 8-K during the quarter ended June 30, 1999 and subsequent to that date include:


                    Date of Report                  Subject
                    --------------                  -------

                      6-16-99 Registrant's Press Release for Declared Cash Dividend

                      7-09-99 Registrant's Press Release Relative to Third Quarter and Fiscal Year to Date 1999 Earnings

                      7-13-99 Registrant's Press Release Relative to Senior Vice President's Resignation

                                  Home Bancorp
                                 Fort Wayne, IN


                                   Signatures



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     Home Bancorp



Date: August 13, 1999                                /s/ W. Paul Wolf
                                                     ----------------
                                                     W. Paul Wolf
                                                     Chairman, President, CEO


Date: August 13, 1999                                /s/ Matthew P. Forrester
                                                     ------------------------
                                                     Matthew P. Forrester
                                                     Sr. Vice President