Form 10-K
period 1999-09-30
HOME BANCORP/IN
filed 1999-12-29
CIK 916822

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1999
                                            ------------------

                                     - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________   to _______________

                           Commission Number: 0-22376

                                  HOME BANCORP
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

              Indiana                                           35-1906765
----------------------------------------------              --------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
  or organization)                                          Identification No.)

132 East Berry Street, Fort Wayne, IN                          46801-0989
----------------------------------------                       ---------
(Address of principal executive offices)                        Zip Code

Registrant's telephone number, including area code:     (219) 422-3502
                                                       ----------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                         -------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market, on December 1, 1999, was $34.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of December 1, 1999, there were issued and outstanding 2,011,652 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999.


2. Part III of Form 10-K - Portions of the Proxy Statement for fiscal 1999 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Description of Business

General

         Home Bancorp (the "Company") was formed as an Indiana corporation on December 14, 1993 to act as the holding company for Home Loan Bank fsb (the "Bank") upon the completion of the Bank's conversion from the mutual to the stock form (the "Conversion"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank to be outstanding upon completion of the Conversion. The Conversion was completed on March 29, 1995. All references to the Company, unless otherwise indicated, at or before March 29, 1995 refer to the Company and the Bank on a consolidated basis. The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "HBFW".

         At September 30, 1999, the Company had $414.0 million of assets and stockholders' equity of $37.9 million (or 9.2% of total assets).

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

         The Company and the Bank may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including Exhibits thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company and the Bank pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's and Bank's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's and the Bank's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statement: the strength of the United States economy in general and the strength of the local economies in which the Company and Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Bank and the perceived overall value of these products and services; the willingness of users to substitute competitors' products and services for the Bank's products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company and the Bank at managing risks involved in the foregoing.

         The foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

Market Area

         The Company's market area is currently northeastern Indiana, primarily Allen and Adams Counties. The Company serves its market area through eight bank offices in Allen County and a single bank office in Adams County. A second Adams County office was opened in November 1999.

         Fort Wayne, the county seat for Allen County, is located 118 miles northeast of Indianapolis and is situated in the center of an approximately 160 mile radius hub consisting of Chicago, Grand Rapids, Detroit, Columbus, and Cincinnati. Allen County has a broad mix of large employers which provides a relatively stable local business climate during recessionary times. Allen County has 18 employers with 1,000 or more employees, ranging from communications to education to medical care to manufacturing. Allen County's largest employer is Fort Wayne Community Schools with 3,298 employees. The second largest employer is the General Motors Truck and Bus Group which in 1986 established a state-of-the-art manufacturing facility in Allen County which produces full-size C/K pick-up trucks. The GM facility currently employs 3,156 people. Lincoln National Corporation, the parent company of Lincoln National Life Insurance Company, has approximately 2,978 employees in Fort Wayne. The fourth largest employer is Parkview Hospital with an employment of 2,730.

Lending Activities

         Loan Portfolio Data. The following table sets forth the composition of the Company's loan portfolio by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred net loan fees, and loans in process.

                                                                         At September 30,
                             -----------------------------------------------------------------------------------------------------
                                    1999                 1998                 1997                  1996                1995
                             ------------------    ------------------    ----------------   -----------------    -----------------
                              Amount    Percent    Amount    Percent    Amount    Percent    Amount   Percent    Amount    Percent
                              ------    -------    ------    -------    ------    -------    ------   -------    ------    -------
                                                                  (Dollars in Thousands)
Type of Loan
Mortgage loans:
  One- to four-family         $330,744    92.75%   $308,627    92.99%   $269,995    92.28%   $238,102   91.83%   $204,886    92.48%
      residential
  Commercial real estate         2,061       .58      1,715       .52      1,856       .64      1,357      .52      1,313       .59
  One- to four-family
    residential                 14,493      4.06     11,512      3.47     11,797      4.03     12,407     4.79      8,814      3.98
    Construction

Consumer loans:
  Loans secured by deposits        988       .28        873       .26        885       .30        743      .29        880       .40
  Home equity loans              6,547      1.84      8,012      2.41      7,029      2.40      5,466     2.11      4,401      1.98
  Home improvement loans         1,767       .49      1,165       .35      1,024       .35      1,197      .46      1,262       .57
                              --------      -----   -------     -----    --------    -----    --------   -----    --------    -----

 Total loans receivable(1)     356,600    100.00%    331,904   100.00%    292,586   100.00%    259,272  100.00%    221,556   100.00%
                                          ======               ======               ======              ======               ======

Less:
  Allowance for loan losses      1,342                1,390                1,388                1,385               1,372
  Deferred net loan fees           413                  393                  338                  393                 454
  Loans in process               8,846                5,933                6,873                7,188               5,325
                              --------             --------             --------             --------            --------
        Net loans receivable  $345,999             $324,188             $283,987             $250,306            $214,405
                               =======              =======              =======              =======             =======

        The following table sets forth certain information at September 30, 1999, regarding the dollar amount of loans maturing in the Company's loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                 Due During Fiscal Years Ended September 30,
                              Balance           ------------------------------------------------------------------------------------
                           Outstanding at                                              2003         2005         2010         2015
                             September                                                   to           to          to           and
                             30, 1999           2000          2001        2002         2004         2009         2014      following
                             --------           ----          ----        ----         ----         ----         ----      ---------
Mortgage loans:
  One-to-four
    family residential        $345,237(1)     $    111     $    638     $    937     $  3,947     $ 56,886     $129,466     $153,252
  Commercial
    real estate                  2,061             353         --           --            161          185          888          474

Consumer loans:
 Home improvement                1,767             560          125          113          620          349         --
 Home equity                     6,547           6,547         --           --           --           --
 Loans secured by deposits         988             988         --           --           --           --           --           --
                              --------        --------     --------     --------     --------     --------     --------     --------
Total loans receivable        $356,600        $  8,559     $    763     $  1,050     $  4,728     $ 57,420     $130,354     $153,726
                              ========        ========     ========     ========     ========     ========     ========     ========

         (1)  Includes  $14.5  million  in  one-  to   four-family   residential
construction loans, all of which are scheduled to convert into permanent loans maturing after the year 2015.

         The following table sets forth, as of September 30, 1999, the dollar amount of all loans due after one year which have fixed interest rates and variable interest rates.

                                              Due After September 30, 2000
                                           -------------------------------------

                                           Fixed Rates  Variable Rates     Total
                                           -----------  --------------     -----
                                                        (In Thousands)
Mortgage loans:
   One- to four-family residential            $293,912     $ 51,214     $345,126
   Commercial real estate                           24        1,684        1,708

Consumer loans:
   Home improvement                              1,207         --          1,207
   Home equity                                    --           --           --
   Loans secured by deposits                      --           --           --
                                              --------     --------     --------

Total Loans Receivable                        $295,143     $ 52,898     $348,041
                                              ========     ========     ========

         Lending Limitations. The Bank's regulatory lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1999, the Bank's lending limit under this restriction was $5.4 million. On September 30, 1999 the Bank's largest aggregate lending relationship was through a local not-for-profit community development corporation that underwrites, originates and then guarantees payment on single family residential loans to very low to moderate income individuals in targeted areas of the city of Fort Wayne. The Bank generally takes a participation interest along with other local lenders on these loans made to individual borrowers. The outstanding balance on the aggregate of these loans as of September 30, 1999 was approximately $894,000. The Bank's largest single lending relationship was a first lien residential loan mortgage loan of $754,000. There were two other lending relationships in excess of $500,000 as of September 30, 1999, which were also one- to four-family residential loans. All of these loans were performing in accordance with their repayment terms.

         One- to Four-Family Residential Mortgage Loans. The Company's residential mortgage loans consist primarily of one- to four-family, owner-occupied mortgage loans. A significant portion, approximately 85% at September 30, 1999, of the Company's one- to four-family residential mortgage and residential mortgage construction loans provide for fixed rates of interest and for repayment of principal over a fixed period of 10, 15 or 20 years. The Company does not make fixed rate loans exceeding 30 years. The Company's one- to four-family residential mortgage loans have normally remained outstanding for shorter periods than provided for by their contractual terms. The average life of such loans varies from year to year with changes in interest rates, but management believes it is generally significantly less than the full term of the loans. While the Company's fixed-rate one- to four-family residential mortgage loans are priced at rates close to its competitors' rates, the Company competes for loan customers somewhat more on the basis of quality of service and somewhat less on the basis of pricing.

         The Company underwrites all its fixed rate one- to four-family residential mortgage loans to Federal National Mortgage Association ("FNMA") standards so that they may be sold in the secondary market. The Company holds for investment all fixed rate one- to four-family residential mortgage loans with terms of 20 years or less and, in 1991, began selling all of its 30-year fixed rate loans in the secondary market. As of September 30, 1999, the Company had no fixed-rate loans held for investment with remaining terms in excess of 20 years. The Company retains the servicing on all loans it sells. See "-Originations and Sale of Loans." Management feels that this strategy improves liquidity and enables the Company to better manage its interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" contained in the Annual Report to Stockholders attached as Exhibit 13 to this document (the "Annual Report").

         The Company also offers adjustable rate loan products that reprice as frequently as every year or can be fixed for a term of up to seven years and adjust annually thereafter. Currently originated adjustable rate mortgage
("ARM") loans that reprice annually are indexed to the one-year U.S. Treasury securities yield with a margin of 2 3/4% above such index. In addition, the maximum rate adjustment per year and over the life of the loan is 2% and 6%, respectively. The Company also originates loans which are fixed for three, five and seven years, respectively, which convert to a one year ARM indexed to the one-year U.S. Treasury thereafter. These products have annual caps of 2% and lifetime caps of 6%. ARMs are underwritten for terms up to 30 years. At September 30, 1999, the Company's one- to four-family ARM portfolio totaled $51.2 million, or 14.36% of the Company's gross loan portfolio.

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

         Although no construction loans were classified as non-performing as of September 30, 1999, these loans do involve a higher level of risk than conventional one- to four-family residential mortgage loans. For example, if a project is not completed and the borrower defaults, the Company may have to hire another contractor to complete the project at a higher cost. Also, a house may be completed but may not be marketable, resulting in the borrower defaulting and the Company taking title to the house.

         Commercial Real Estate Loans. At September 30, 1999, the largest commercial real estate loan was a construction loan for $474,000 secured by a mortgage loan on a professional building. All commercial real estate loans are secured by owner-occupied, non-residential real estate, such as small office buildings or churches. The Company underwrites these loans on a case-by-case basis and, in addition to its normal mortgage underwriting criteria, the Company will evaluate the borrower's ability to service the debt from the net operating income of the property. As of September 30, 1999, no commercial real estate loans were included in non-performing assets.

         Consumer Loans. The Company originates consumer loans secured by liens on real estate, including home improvement and home equity line of credit loans, as well as deposit secured loans. At September 30, 1999, $9.30 million, or 2.61%, of the Company's loan portfolio consisted of consumer loans. Substantially all of the Company's consumer loans were secured by real estate at September 30, 1999.

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

         Consumer loans generally involve a higher level of credit risk than one- to four-family residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Company's consumer loan portfolio because of the high percentage of home improvement loans and home equity lines of credit secured by real estate and underwritten in a manner such that they result in a lending risk substantially similar to single-family residential loans. Furthermore, their relatively higher yields and shorter terms to maturity are believed to be helpful in reducing the interest-rate risk of the Company's loan portfolio and in broadening the Company's lending services. As of September 30, 1999, no consumer loans were included in non-performing assets.

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

         The Company originates substantially all its fixed rate mortgage loans in conformity with the standard criteria of the FNMA. In fiscal 1991, the Company began selling all its fixed rate mortgage loans with terms of 30 years in the secondary market. It retains servicing, however, on all the loans it sells. The Company does not securitize mortgages or participations. As of September 30, 1999, the Company had no loans held for sale. The Company was also servicing $1.57 million of loans sold in the secondary market as of September 30, 1999. The balance of loans serviced is relatively low because the Company has only sold longer term loans since 1991 and it does not aggressively market 30-year fixed rate loan products. Due to the limited amount of longer-term loans originated by the Company, it does not hedge these loans or have a hedging policy in place.

         Although the Company currently has authority to lend anywhere in the United States, it has confined its loan origination activities to northeastern Indiana, primarily Allen and Adams Counties. At September 30, 1999, the Company's entire loan portfolio was secured by property located within the State of Indiana.

         The following table shows loan origination, sale and repayment activity for the Company during the periods indicated:

                                                  For the Year Ended September 30,
                                                  --------------------------------
                                                    1999       1998       1997
                                                  --------   --------   --------
                                                          (In thousands)
Gross loans receivable at
     beginning of period                          $331,904   $292,586   $259,272
                                                  ========   ========   ========

Originations:
   Mortgage loans:
      One- to four-family residential              100,595    104,595     74,304
      Commercial real estate                            25        655        777
                                                  --------   --------   --------
         Total mortgage loans originated           100,620    105,250     75,081

Consumer loans:
   Home improvement/equity loans                     5,921      8,320      6,343
   Loans secured by deposits                           795        601        464
                                                  --------   --------   --------

         Total consumer loans originated             6,716      8,921      6,807
                                                  --------   --------   --------

         Total originations                        107,336    114,171     81,888
                                                  --------   --------   --------

Sales:
   Mortgage loans:
      One- to four-family residential                  318       --         --
                                                  --------   --------   --------

         Total sales                                   318       --         --
                                                  --------   --------   --------

Repayments and other deductions                     82,322     74,853     48,574
                                                  --------   --------   --------

Gross loans receivable at end of period           $356,600   $331,904   $292,586
                                                  ========   ========   ========

Non-Performing and Problem Assets

         Savings banks identify problem assets in several categories, including accruing loans delinquent more than 90 days, non-accruing loans, troubled debt restructurings, and real estate acquired through foreclosure, also called real estate owned or "REO." Mortgage loans are reviewed by the Company on a regular basis and may be placed on non-accrual status when they display a higher than acceptable level of risk. This occurs when a loan is deemed inadequately protected (either by the underlying collateral or by the paying capacity and/or net worth of the borrower) to an extent that makes collectability of interest less probable or the collection of principal in full doubtful. Mortgage loans are put on non-accrual status when they are 90 days delinquent (60 days for loans less than one year old), but only if the loan balance equals or exceeds the value of the property. Generally, when a loan is placed on non-accrual status, unpaid accrued interest is written off and further income with respect to the loan is only recognized to the extent cash is received. When principal repayment is deemed doubtful, the loan is written off.

         The following table sets forth the amounts and categories of the Company's non-performing assets. It is the policy of the Company that earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                                        At September 30,
                                              ------------------------------------
                                              1999    1998    1997    1996    1995
                                              ----    ----    ----    ----    ----
                                                    (Dollars in thousands)
Accrued loans delinquent more than 90 days    $ 88    $292    $223    $231    $ 97
Non-accruing loans                             --      --      --      --      --
Troubled debt restructurings                   --      --      --      --      --
                                              ----    ----    ----    ----    ----

      Total non-performing loans                88     292     223     231      97
Real estate owned, net                         --      --      --      --      --
                                              ----    ----    ----    ----    ----



      Total non-performing assets             $ 88    $292    $223    $231    $ 97
                                              ====    ====    ====    ====    ====

Non-performing loans to total loans, net(1)   0.03%   0.09%   0.08%   0.09%   0.05%
Non-performing assets to total assets         0.02%   0.08%   0.06%   0.07%   0.03%

(1) Total loans less deferred net loan fees and loans in process.

         Delinquent Loans. When a borrower fails to make a required payment after a fifteen-day grace period, the Company attempts to cause the borrower to cure the deficiency by corresponding with the borrower. A late notice is sent to the borrower and a phone call to the borrower is also made. Deficiencies are cured promptly in most cases; however, if continued trouble exists, the Company will initiate more aggressive collection actions. If it is determined after this that the deficiency cannot be cured, the Company normally gives notice of and then institutes appropriate legal action, such as foreclosure. At September 30, 1999, the Company had $494,000 of loans that were over 60 days delinquent, or 0.14% of total loans outstanding.

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

         In connection with its classification of asset policy, the Company regularly reviews its loan portfolio to determine whether any loans require classification. At September 30, 1999, the aggregate amount of the Company's classified assets, and of the Company's general and specific loss allowances, were as follows:

                                                                   At September 30, 1999
                                                                   ---------------------
                                                                       (In Thousands)
Substandard assets                                                        $   88
Doubtful assets                                                             --
Loss assets                                                                 --
                                                                          ------
      Total classified assets                                             $   88
                                                                          ======

General loss allowances                                                   $1,342
Specific loss allowances                                                    --
                                                                          ------
       Total allowances                                                   $1,342
                                                                          ======

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses which is charged to earnings. In establishing its allowance for loan losses, the Company considers the level of its classified and non-performing assets and their estimated value, the national economic outlook which may tend to inhibit economic activity and depress real estate and other values in the Company's primary market area, the regulators' view of adequate reserve levels for the thrift industry, and the Company's historically low loan losses and the levels of the allowance for loan losses established by the Company's peers in assessing the adequacy of the loan loss allowance. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of non-performing loans.

         Real estate properties acquired through foreclosure are recorded at fair value. If the fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value less estimated disposition costs is less than the carrying value a specific provision for losses on such property is established by a charge to operations. The Company had approximately $50,000 in net loan losses in fiscal 1999.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. See Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report. In management's opinion, the Company's allowance for loan losses is adequate to absorb probable future losses from loans at September 30, 1999.

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five years ended September 30, 1999.

                                                           Year Ended September 30,
                                              -------------------------------------------------
                                                1999       1998      1997      1996      1995
                                              -------     ------    ------    ------    -------
                                                           (Dollars in thousands)
Balance of allowance at beginning of period   $ 1,390     $1,388    $1,385    $1,372    $ 1,288
  Add:
Recoveries of loans previously charged off:
   One- to four-family residential               --         --        --        --         --
                                              -------     ------    ------    ------    -------

Less charge-offs:
   One- to four-family residential                (50)      --        --        --           (3)
                                              -------     ------    ------    ------    -------

Net charge-offs                                   (50)      --        --        --           (3)
                                              -------     ------    ------    ------    -------

Provisions for loan losses                          2          2         3        13         87
                                              -------     ------    ------    ------    -------

Balance of allowance at end of period         $ 1,342     $1,390    $1,388    $1,385    $ 1,372
                                              =======     ======    ======    ======    =======

Net charge-offs to total average loans
   outstanding for period(1)                      .01%        --%       --%       --%        --%
                                              =======     ======    ======    ======    =======

Allowance to net loans receivable at
   end of period                                  .39%       .43%      .49%      .55%     .64 %
                                              =======     ======    ======    ======    =======

Allowance to total non-performing loans at
   end of period                                1,525%       476%      623%      600%     1,411%
                                              =======     ======    ======    ======    =======

(1) Total average loans exclude deferred net loan fees and loans in process.

         Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated.

                                                                       At September 30,
                                  1999                   1998                1997                  1996                  1995
                           --------------------  -------------------- -------------------- -------------------- --------------------
                                    Percent of           Percent of           Percent of           Percent of           Percent of
                                     Loans in             Loans in             Loans in             Loans in             Loans in
                                      Each                 Each                 Each                 Each                 Each
                                     Category             Category             Category             Category             Category
                                       to                   to                   to                   to                   to
                                      Total                Total                Total                Total                Total
                           Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans
                           ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
                                                                     (Dollars in Thousands)
Balance at end of period
applicable to:
One- to four-family
residential ............   $1,042     92.75%    $1,085     92.99%    $1,078     92.28%    $1,058     91.83%    $1,050     92.48%
Commercial real estate .       35       .58         35       .52         35       .64         35       .52         35       .59
Construction loans .....      100      4.06        105      3.47        110      4.03        112      4.79        102      3.98
Consumer loans .........       45      2.61         45      3.02         45      3.05         40      2.86         40      2.95
Unallocated ............      120      --          120      --          120      --          140      --          145      --
                           ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
Total ..................   $1,342    100.00%    $1,390    100.00%    $1,388    100.00%    $1,385    100.00%    $1,372    100.00%
                           ======    ======     ======    ======     ======    ======     ======    ======     ======    ======

Investments

         The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields oninvestments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 16.5%.

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

         The following table sets forth the carrying book value and market value of the Company's investment portfolio at the dates indicated.

                                                                                  At September 30,
                                                 -----------------------------------------------------------------------------------
                                                          1999                          1998                           1997
                                                 ----------------------       ------------------------      ------------------------
                                                 Carrying        Market       Carrying        Market        Carrying         Market
                                                   Value          Value         Value          Value          Value           Value
                                                  -------        -------        -------        -------        -------        -------
                                                                             (In Thousands)
U.S. Treasury Bonds, held to .............          $ - -         $  - -        $12,024        $12,195        $26,955        $27,214
   maturity
U.S. Treasury Bonds, available
   for sale ..............................         23,159         23,159          5,137          5,137         11,126         11,126
FHLB stock ...............................          3,174          3,174          2,783          2,783          2,449          2,449
                                                  -------        -------        -------        -------        -------        -------

Total investments ........................        $26,333        $26,333        $19,944        $20,115        $40,530        $40,789
                                                  =======        =======        =======        =======        =======        =======


         The following table sets forth the amount of investment securities, excluding FHLB stock which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 1999.

                                                                         At September 30, 1999
                                        ------------------------------------------------------------------------------------------
                                                       Over 1             Over 5                       Total Investment Securities
                                        1 Year         Through           Through            Over       ---------------------------
                                        or Less        5 Years           10 Years         10 Years
                                       --------       --------           --------         --------
                                       Carrying       Carrying           Carrying         Carrying        Carrying       Market
                                        Value          Value              Value             Value          Value         Value
                                       --------       --------           --------         --------        --------       ------
                                                                         (Dollars in Thousands)
  U.S. Treasury Bonds                   $2,012        $21,147             $   --          $   --          $23,159        $23,159
                                        ======        =======             ======          ======          =======        =======

  Weighted average yield                  5.17%          5.34%                --              --             5.32%

          At September 30, 1999, the Company's investment securities portfolio contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government or its agencies.

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

         The Company has maintained its deposit base, estimated as of September 30, 1999, at approximately 6.7% and 8.4% of the market among each of Allen and Adams Counties' banks and savings associations.

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

         An analysis of the Company's deposit accounts by type, maturity and rate at September 30, 1999, is as follows:

                                                       Minimum        Balance at                        Weighted
                                                       Opening       September 30         % of          Average
 Type of Account                                       Balance           1999           Deposits          Rate
 ---------------                                       -------           ----           --------          ----
                                                             (Dollars in Thousands except minimum balance)
 Withdrawable:
    Passbook savings accounts                           $200            $16,793          4.62%           2.08%
    Money market accounts                              2,500             62,888          17.31            4.12
    NOW and other transactions accounts                  100             19,939           5.49            0.58
                                                                         ------           ----

       Total withdrawable                                                99,620          27.42
                                                                         ------          -----

 Certificates and IRA's (original terms):(1)
    90 days and less                                   1,000              5,977           1.64            5.38
    91 days                                            1,000              2,568           0.71            4.72
    182 days                                           1,000             36,649          10.09            4.88
    12 months                                          1,000            105,248          28.96            5.17
    18 months                                          1,000             24,205           6.66            5.15
    24 months                                          1,000             12,958           3.57            5.44
    30 months                                          1,000             15,581           4.29            5.45
    36 months                                          1,000              3,965           1.09            5.60
    48 months                                          1,000                784           0.21            5.51
    60 months                                          1,000             13,070           3.60            6.35
    72 months                                          1,000                 --             --              --
    84 months and over                                 5,000             42,729          11.76            6.97
                                                                         ------          -----

       Total certificates and IRA's                                     263,734          72.58
                                                                        -------          -----

       Total deposits                                                  $363,354        100.00%
                                                                        =======        ======

(1) Total IRA account balances are $28.1 million. The IRA accounts are included in the various CD terms with corresponding minimums.

         The following table indicates the amount of Company certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1999.

         Maturity Period                                          (In Thousands)
         ---------------                                          --------------

Three months or less ..........................................      $ 1,905
Greater than three months through six months ..................       12,905
Greater than six months through twelve months .................       20,689
Over twelve months ............................................       17,107
                                                                     -------
  Total .......................................................      $52,606
                                                                     =======

         Borrowings. The Company focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. On occasion the Company has obtained borrowings from the FHLB of Indianapolis. There are regulatory restrictions on advances from the FHLBs. See "Regulation - Federal Home Loan Bank System." These limitations are not expected to have any impact on the Company's ability to borrow from the FHLB of Indianapolis. At September 30, 1999, the Company had $7.0 million in advances outstanding with the FHLB. The Company does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

Regulation

Recent Developments - Financial Modernization

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities.

         General. The Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Company is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the SAIF, which together with the BIF are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank. Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of September 30, 1999. When these examinations are conducted by the OTS, the examiners may require the Company to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended September 30, 1999, was approximately $81,000.

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

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         As a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits during 1996 and prior years. The FDIC also maintains another insurance fund, the BIF, which primarily insures commercial bank deposits. In 1996, the annual insurance premium for most BIF members was lowered to $2,000. The lower insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

         Effective, December 31, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately 0.657% of deposits held on March 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for most SAIF members was reduced to 0.064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately 0.013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 1999, the Bank did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. At September 30, 1999, the Bank did not have any subsidiaries.

         At September 30, 1999, the Bank had tangible capital of $36.2 million, or 8.76% of adjusted total assets, which is approximately $30.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1999, the Bank had no intangibles which were subject to these tests.

         At September 30, 1999, the Bank had core capital equal to $36.2 million, or 8.76% of adjusted total assets, which is $19.7 million above the minimum leverage ratio requirement of 4.0%.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1999, the Bank had no capital instruments that qualify as supplementary capital and $1,342 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at September 30, 1999.

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

         On September 30, 1999, the Bank had total capital of $37.6 million (including $36.2 million in core capital) and risk-weighted assets of $199.5 million (with $6.3 million of converted off-balance sheet assets); or total capital of 18.84% of risk-weighted assets. This amount was $21.6 million above the 8% requirement in effect on that date.

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

         Limitations  on  Dividends  and Other  Capital  Distributions.  The OTS
imposes  various   restrictions  or  requirements  on  the  ability  of  savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank after the conversion, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

         A federal savings institution is prohibited from making a capital distribution if, after making the distribution, the savings institution would be unable to meet any one of its minimum regulatory capital requirements. Further, a federal savings institution cannot distribute regulatory capital that is needed for its liquidation account.

         Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At September 30, 1999, the minimum liquid asset ratio was 4%. Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At September 30, 1999, the Bank was in compliance with the requirements, with a liquid asset ratio of 16.5%. The Bank's liquidity as of that same date was 16.47%.

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 1999, the Bank met the test and has always met the test since its effectiveness.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At September 30, 1999, the Company had approximately $3.17 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.92% and were 7.99% for fiscal 1999.

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

Competition

         The Company originates most of its loans to, and accepts most of its deposits from, residents of northeastern Indiana, primarily Allen and Adams Counties. The Company is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in northeastern Indiana, particularly Allen and Adams Counties, some of which have significantly more resources than the Company. In total, there are 13 banks and thrifts located in Allen County, Indiana, including the Bank. These financial institutions consist of eleven banks and two savings associations (or thrifts). The Company must also compete with banks, thrifts, and credit unions throughout northeastern Indiana since media advertising from across this region reaches the Fort Wayne community. The Company also competes with money market funds and with insurance companies with respect to its individual retirement accounts and savings investments.

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

         The primary factors influencing competition for deposits are interest rates, service, and convenience of office locations. The Company competes for loan originations primarily through the efficiency and quality of services it provides borrowers, builders and Realtors and through interest rates and loan fees it charges. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable. The Company attempts to differentiate itself from other providers of financial services by emphasizing the local and personalized nature of its service as well as its strong capital base. In September 1999, the Company originated approximately 5.2% and 10.7% of the mortgages recorded in Allen and Adams Counties, respectively. As of September 30, 1999, the Company had approximately 6.7% and 8.4% of all financial institution deposits in each of Allen and Adams Counties, respectively.

Employees

         As of September 30, 1999, the Company employed 84 persons on a full-time basis and 3 persons on a part-time basis. None of the Company's employees are represented by a collective bargaining group. Management considers its employee relations to be good.

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

         John E. Fitzgerald (age 50) has served as Vice President of the Bank since 1993. He also currently serves as the Community Reinvestment Act
Compliance Officer of the Bank. Prior to that, he was an Assistant Vice President, Assistant Secretary, Loan Officer and Loan Representative of the Bank. He has worked for the Bank since 1976.

         Gary L. Hemrick (age 54) has served as Vice President and Secretary of the Company since its incorporation, Vice President of the Bank since 1983 and has been Vice President in charge of branch operations at the Bank since 1987. Mr. Hemrick has been employed by the Bank since 1976.

         Marvin C. Schumm (age 66) has served as Interim President and Chief Executive Officer of the Bank since November 1, 1999. From November 1998 through October 1999, Mr. Schumm was a Senior Loan Administrator with Bruceton Bank, Bruceton Mills, West Virginia. Since 1997, Mr. Schumm has been an independent contractor and bank consultant with a number of financial institutions in West Virginia, Michigan, and Ohio. Since 1996, Mr. Schumm has been the owner and
President of M'Lads Company, Maumee, Ohio, a small order printer of unique items, and a licensed realtor with DiSalle Real Estate Company, Maumee, Ohio. From January 1996 through November 1996, Mr. Schumm was Vice President and Regional Director of Northwest Russia, U.S. Russia Investment Fund. From November 1994 through November 1995, Mr. Schumm was a consultant with the U.S. Russia Investment Fund where he established small business lending departments in Russia's commercial banks.

Item 2. Description of Property

         At September 30, 1999, the Company conducted its business from its main office at 132 East Berry Street, Fort Wayne, Indiana and eight branch offices. All nine offices are full-service offices. Six are owned by the Bank and three are leased for terms of one to five years. The Bank's total investment in office property and equipment is $5.2 million with a net book value of $2.9 million at September 30, 1999. Subsequent to September 30, 1999, an additional full-service branch office was opened in Adams County. The Bank currently does not operate automated teller machines at any of its branch offices. Management is continually reviewing its facilities for adequacy and for business opportunities for the Company and the Bank.

Item 3. Legal Proceedings

         From time to time the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, the Company is not a party to any material pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1999.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         The  information  contained  under the section  captioned  "Stock Price
Information" in the Company's 1999 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data

         The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

         The information contained in the section captioned "Asset/Liability Management and Market Risk" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The Company's financial statements listed in Item 14 herein are incorporated herein by reference.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 25, 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

         Information concerning the executive officers of the Registrant who are not directors of the Company is contained in Part I of this form 10-K under the caption "Executive Officers of the Company and the Bank who are not Directors" and is incorporated herein by this reference.

Item 11.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 25, 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 25, 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

         No information was required to be reported by the Company under Item 404 of Regulation S-K for the fiscal year ended September 30, 1999.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

         1. The consolidated statements of financial conditions of Home Bancorp and subsidiary as of September 30, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended September 30, 1999, together with the related notes and the independent auditors' report of Crowe, Chizek and Company LLP, independent accountants.

         2.       Financial Statement Schedules:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

         3.       Exhibits:

                                              Document
                                              --------

           3(i)              Certificate of Incorporation*

           3(ii)             Bylaws, as amended***

             4               Instruments defining the rights of security
                                holders, including indentures indentures*

           10.1              Employment Agreements of W. Paul Wolf, Matthew P.
                                Forrester, Gary L. Hemrick, Donald E. Thornton and John E. Fitzgerald *

           10.3              1995 Stock Option and Incentive Plan**

           10.4              Recognition and Retention Plan**

            13               Annual Report to Security Holders

            21               Subsidiaries of Registrant (see Item 1--Description
                                 of Business - General)

            23               Consent of Accountants

            27               Financial Data Schedule (electronic filing only)

* Filed on December 23, 1995, as exhibits to the Registrant's Form SB-2 registration statement (Registration No. 33-87906), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference.

** Filed as Exhibits 10.3 and 10.4 to the  Company's  Annual report on Form 10-K
   (File No. 0-22376) for the fiscal year ended September 30, 1995 and incorporated herein by reference.

***Filed on October 3, 1997 on Form 8-K (File No. 0-22376) and incorporated herein by reference.

         (b)      Reports on Form 8-K:

         The following reports on Form 8-K were filed by the Company during the period covered by this report.

Date of Report      Subject
--------------      -------

9/23/99             Press release regarding declaration of cash dividend.

7/15/99 Press release regarding the resignation of Matthew Forrester, the Senior Vice President and Treasurer of Home Bancorp, effective October 12, 1999.

7/9/99              Press release regarding 3rd Quarter 1999 Earnings.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HOME BANCORP


Date: December 27, 1999                By: /s/Donald E. Thornton
                                           -------------------------------------
                                           Donald E. Thornton, Director and
                                           Senior Vice President
                                           (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Donald E. Thornton                          /s/ Timothy A. Sheppard
--------------------------------                --------------------------------
Donald E. Thornton, Director and                Timothy A. Sheppard, Treasurer
Senior Vice President                           (Chief Accounting Officer and
(Principal Executive Officer)                   Principal Financial Officer)

Date: December 27, 1999                         Date: December 27, 1999


/s/ C. Philip Andorfer                          /s/ Walter A. McComb, Jr.
--------------------------------                --------------------------------
C. Philip Andorfer, Director                    Walter A. McComb, Jr., Director

Date: December 27, 1999                         Date: December 27, 1999


/s/ Daniel F. Fulkerson                         /s/ Richard P. Hormann
--------------------------------                --------------------------------
Daniel F. Fulkerson, Director                   Richard P. Hormann, Director

Date: December 27, 1999                         Date: December 27, 1999


/s/ Rod M. Howard                               /s/ Luben Lazoff
--------------------------------                --------------------------------
Rod M. Howard, Director                         Luben Lazoff, Director

Date: December 27, 1999                         Date: December 27, 1999