Form 10-Q
period 1999-12-31
HOME BANCORP/IN
filed 2000-02-14
CIK 916822

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)

                   of the Securities and Exchange Act of 1934

                   -------------------------------------------

For Quarter Ended                                         Commission File Number
DECEMBER 31, 1999                                         0-22376

                                  HOME BANCORP

          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Indiana                                          35-1906765
--------------------------                       --------------------------
(State or other jurisdiction or                  (I.R.S. Employer Identification
 incorporation or organization)                  Number)

132 East Berry Street, P.O. Box 989

Fort Wayne, Indiana                              46801-0989
--------------------------                       --------------------------
(Address of principal                            (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (219) 422-3502

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [ X ]   No  [   ]

As of December 31, 1999, there were 3,378,868 shares of common stock issued and 2,014,906 shares outstanding.

                                  HOME BANCORP

                               FORT WAYNE, INDIANA

                                    FORM 10-Q

                                      INDEX

                                                                          Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements of Home Bancorp

                Consolidated Balance Sheets as of December 31, 1999
                and September 30, 1999                                       1

                Consolidated Statements of Income for the three months
                ended December 31, 1999, and 1998                            2

                Consolidated Statements of Cash Flow for the three
                months ended December 31, 1999, and 1998                     3

                Notes to Consolidated Financial Statements                   4

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operation                 5

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk  10



PART II. OTHER INFORMATION                                                  12

     Signatures                                                             13

HOME BANCORP
AND WHOLLY OWNED SUBSIDIARY
HOME LOAN BANK FSB
FORT WAYNE, INDIANA
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 (UNAUDITED) AND SEPTEMBER 30, 1999

                                                               (UNAUDITED)
                                ASSETS                       DECEMBER 31, 1999  SEPTEMBER 30, 1999
                                                             -----------------  ------------------
Cash on hand and in other banks                                 $   2,706,556      $   2,081,354
Interest earning deposits in other banks                           21,387,421         18,231,528
Federal funds sold                                                 15,500,000         16,000,000
                                                                -------------      -------------
Cash and cash equivalents                                          39,593,977         36,312,882
Investment securities available for sale                           22,884,063         23,159,062
Investment securities held to maturity
     (Market value $0; $0)                                               --                 --
Loans receivable, net
     (Allowance for loan losses $1,342,820; $1,342,220)           349,699,570        345,999,338
Federal Home Loan Bank stock                                        3,173,700          3,173,700
Accrued interest receivable                                         1,903,833          2,156,465
Bank premises & equipment                                           2,870,553          2,916,349
Intangible assets                                                        --                 --
Foreclosed real estate, net                                              --                 --
Other assets                                                          200,382            239,004
                                                                -------------      -------------
TOTAL ASSETS                                                    $ 420,326,078      $ 413,956,800
                                                                =============      =============
                              LIABILITIES

Deposits                                                        $ 370,202,214      $ 363,354,269
Federal Home Loan Bank advances                                     7,000,000          7,000,000
Advances from borrowers for taxes and insurance                     2,184,791          2,971,219
Accrued interest payable                                              912,427          1,011,119
Other liabilities                                                   3,004,931          1,697,102
                                                                -------------      -------------
TOTAL LIABILITIES                                                 383,304,363        376,033,709
                                                                -------------      -------------
                         STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized,
     none issued
Common stock, no par value, 10,000,000 shares authorized,
     3,378,868 issued, 2,014,906; 2,050,506 outstanding            35,548,635         34,874,404
Retained earnings, substantially restricted                        31,957,938         32,159,378
Unearned ESOP compensation                                         (1,226,664)        (1,287,963)
Unearned RRP compensation                                             (95,652)          (232,608)
Treasury stock 1,363,962; 1,329,749 shares, at cost               (28,909,093)       (27,480,087)
Net unrealized (loss) gain on securities available for sale          (253,449)          (110,033)
                                                                -------------      -------------
TOTAL STOCKHOLDERS' EQUITY                                         37,021,715         37,923,091

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 420,326,078      $ 413,956,800
                                                                =============      =============

HOME BANCORP
AND WHOLLY OWNED SUBSIDIARY
HOME LOAN BANK FSB
FORT WAYNE, INDIANA
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 1999 AND  DECEMBER 31, 1998
(UNAUDITED)

                                                                              3 Months Ended: December 31,
                                                                                    1999            1998
                                                                               -----------      -----------
INTEREST INCOME
Loans receivable                                                                 6,317,976        6,096,253
Investment securities                                                              876,418          556,877
                                                                               -----------      -----------
Total interest income                                                          $ 7,194,394      $ 6,653,130

INTEREST EXPENSE
Deposits                                                                       $ 4,538,953      $ 4,147,760
Advances                                                                            94,249          102,602
                                                                               -----------      -----------
Total interest expense                                                           4,633,202        4,250,362

Net interest income                                                              2,561,192        2,402,768
Provision for loan losses                                                              600              600
                                                                               -----------      -----------
Net interest income after provision                                              2,560,592        2,402,168

NON-INTEREST INCOME
Net gain-sale of interest earning assets                                                 0           24,615
Net gain-sale of real estate                                                         4,657                0
Fees and service charges                                                            85,834           88,986
                                                                               -----------      -----------
Total non-interest income                                                           90,491          113,601

NON-INTEREST EXPENSE
Compensation & employee benefits                                                   961,751          768,274
Net occupancy & equipment                                                          186,475          173,334
FDIC insurance premiums                                                             52,280           44,582
Other general & administrative expenses                                            400,900          186,100
                                                                               -----------      -----------
Total non-interest expense                                                       1,601,406        1,172,290
Earnings before income tax                                                       1,049,677        1,343,479
Income tax expense                                                                 436,677          578,479
                                                                               -----------      -----------

NET INCOME                                                                     $   613,000      $   765,000
                                                                               -----------      -----------

                                                                              3 Months Ended: December 31,
                                                                                    1999            1998
                                                                               -----------      -----------
Other comprehensive income
  Net unrealized gains (losses) on securities available for sale
     Unrealized losses arising during the period                                  (239,027)         (22,843)
     Reclassification adjustment for realized gains included in net income               0          (24,615)
                                                                               -----------      -----------
       Net unrealized losses on securities available for sale                     (239,027)         (47,458)
Tax effect                                                                          95,611           18,983
                                                                               -----------      -----------
     Total other comprehensive income (loss)                                      (143,416)         (28,475)
Comprehensive income                                                           $   469,584      $   736,525
                                                                               ===========      ===========

Earnings per share, basic                                                      $      0.32      $      0.37
Earnings per share, assuming dilution                                          $      0.31      $      0.35

                                                    HOME BANCORP
                                                 Fort Wayne, Indiana

                                               STATEMENTS OF CASH FLOW

                                   THREE MONTHS ENDED DECEMBER 31, 1999, AND 1998

                                                     (UNAUDITED)

                                                                                         1999              1998
                                                                                     ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                           $    613,000      $    765,000
  Adjustments to reconcile net income to net cash from operating activities
     Depreciation                                                                          76,805            73,509
     Provision for loan losses                                                                600               600
     Gain on sale of securities                                                              --             (22,610)
     Gain on sale of loans                                                                   --              (2,005)
     Gain on sale of foreclosed real estate                                                (4,657)             --
     Loans originated for sale                                                               --                --
     Proceeds from loan sales                                                                --              87,114
     Proceeds from real estate owned                                                         --                --
     ESOP expense                                                                         133,582           156,906
     Amortization of RRP contribution                                                      31,884            58,268
     Loss on disposal of premises and equipment                                             7,099              --
     Amortization of premiums and accretion of discounts, net                             (35,974)           (8,686)
     Change in
       Accrued interest receivable                                                        252,632           199,472
       Other liabilities                                                                1,209,137          (780,841)
       Other assets                                                                       279,685           (45,461)
                                                                                     ------------      ------------
          Net cash from operating activities                                         $  2,563,793      $    481,266

CASH FLOW FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities held to maturity                                 --           4,000,000
     Proceeds from sales of securities available for sale                                    --           2,014,264
     Purchase of securities available for sale                                               --                --
     Purchase of securities held to maturity                                                 --                --
     Purchase of Federal Home Loan Bank stock                                                --                --
     Net change in loans                                                               (3,700,232)       (8,149,494)
     Purchase of premises and equipment                                                   (26,018)         (195,636)
                                                                                     ------------      ------------
          Net cash from investing activities                                           (3,726,250)       (2,330,866)


CASH FLOW FROM FINANCING ACTIVITIES
     Net change in deposit                                                              6,847,945        14,544,986
     Advances from Federal Home Loan Bank                                                    --          (2,000,000)
     Decrease in advance payments by borrowers for taxes and insurance                   (786,428)         (793,507)
     Purchase of treasury stock, net of reissuance of shares                           (2,087,135)       (1,935,416)
     Cash dividends paid                                                                 (205,551)         (174,804)
     Proceeds from exercise of stock options                                              674,721            34,541
                                                                                     ------------      ------------
          Net cash provided by financing activities                                     4,443,552         9,675,800

Net change in cash and cash equivalents                                                 3,281,095         7,826,200
Cash and cash equivalents, beginning of period                                         36,312,882        23,365,826
                                                                                     ------------      ------------
Cash and cash equivalents, end of period                                             $ 39,593,977      $ 31,192,026
                                                                                     ============      ============

Supplemental disclosures of cash flow information
     Cash paid for
       Interest                                                                      $  4,630,038      $  4,244,894
       Income taxes                                                                       178,619           286,377

Supplemental schedule of non-cash investing and financing activities  Investment securities held to maturity transferred to investment securities
          available for sale                                                         $       --                --
     Loans transferred to foreclosed real estate                                           27,793              --
     Loans transferred to loans held for sale                                                --                --

                                  HOME BANCORP
                               FORT WAYNE, INDIANA

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

The interim financial statements at December 31, 1999 and for the interim periods ended December 31, 1999, and 1998 are unaudited, but reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

         2) SFAS No. 131, "Disclosures About Segments of Enterprises", redefines segment reporting to follow how each company's chief operating decision maker gets information about business segments to make operating decisions. This statement is not applicable to the Company, as it does not have multiple business segments.

         3) SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires all derivatives to be recognized at fair value as either assets or liabilities in the Consolidated Balance Sheets for fiscal years beginning after June 15, 1999. Changes in fair value of derivatives not designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designations. Another provision of the statement allows for a reallocation of securities from held to maturity to available for sale. The Company choose early adoption of this new standard as of January 1, 1999. Its adoption has no material impact on its consolidated financial position or results of operations.

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

                                  HOME BANCORP
                               FORT WAYNE, INDIANA

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

The most significant outside factors influencing the operations of the Bank and other savings institutions include general economic conditions, competition in the local marketplace and the related monetary and fiscal policies of agencies that regulate financial institutions. More specifically, the cost of funds (deposits) is influenced by interest rates on competing investments and general market rates of interest, while lending activities are influenced by the demand for real estate financing, which in turn is affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability.

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

These forward-looking statements include statements with respect to the Company's and the Bank's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's and Bank's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's and the Bank's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the US economy in general and the strength of the local economies in which the Company and Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Bank and the perceived overall value of the products and services; the willingness of users to substitute competitors' products and services for the Bank's products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company and the Bank at managing risks involved in the foregoing.

The foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

                                  HOME BANCORP
                               FORT WAYNE, INDIANA

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                                ITEM 2 CONTINUED

FINANCIAL CONDITION

The Company's total assets were $420.3 million as of December 31, 1999 compared to $414.0 million as of September 30, 1999, an increase of $6.3 million. For the same period, equity decreased from $37.9 million as of September 30, 1999 to $37.0 million as of December 31, 1999. The increase in total assets was the result of continued growth in the Company's loan and investment securities funded by deposit growth. The decrease in equity for the period ended December 31, 1999 was primarily the result of the repurchase of 78,457 shares of the Company's common stock held as treasury stock, net of shares issued from the exercise of options. The treasury stock purchases represented a gross purchase of $2.1 million.

Loans receivable increased $3.7 million, primarily from 1-4 family residential originations, from $346.0 million at September 30, 1999 to $349.7 million at December 31, 1999. Deposits increased $6.8 million for the three month period, increasing from $363.4 million as of September 30, 1999 to $370.2 million as of December 31, 1999.

Cash and cash equivalents increased from $36.3 million as of September 30, 1999 to $39.6 million as of December 31, 1999. On January 1, 1999 the Company adopted FASB No. 133 and reclassified all of its securities as available for sale. As of December 31, 1999, securities available for sale totaled $22.9 million, a decrease of $.3 million, from the aggregate of investment securities held September 30, 1999.

As of both December 31, 1999 and September 30, 1999 the Company held no repossessed assets.

The balance in Federal Home Loan Bank advances remained unchanged during the three-month period ended December 31, 1999. Deposit growth during the period financed continued loan portfolio growth and enhanced the Company's liquidity position in anticipation of Year 2000 without further borrowings.

Advances from borrowers for taxes and insurance decreased from $.8 million as of September 30, 1999 to $2.2 million as of December 31, 1999 primarily from the timing of semi-annual payments of real estate taxes and annual insurance premiums on behalf of loan customers. Other liabilities increased from $1.7 million as of September 30, 1999 to $3.0 million as December 31, 1999, primarily from an increase in payable balances as of the period end.

RESULTS OF OPERATION

GENERAL. Net income for the three months ended December 31, 1999 decreased by $152,000, or 20.0%, to $613,000 from $765,000 for the same period ended December 31, 1998. The period decrease is attributed to higher non-interest expenses and a slowdown in residential mortgage closings.

The three month earnings represent an annualized return on average assets (ROA) of 0.58% and a return on average equity (ROE) of 6.61%. For the like period ended December 31, 1998, earnings represent an annualized ROA of 0.82% and a ROE of 7.60%.

NET INTEREST INCOME. The Company's net income is primarily dependent upon net interest income. Net interest income for the three-month period ended December 31, 1999 increased by approximately $158,000, compared to the same period in 1998. This increase was primarily the net result of a slight reduction in interest rate spreads earned on higher interest earning balances.

Total interest income at December 31, 1999 increased by approximately $541,000 for the three-month period when compared to the same period ended December 31, 1998. The yield on interest-earning assets decreased in the three month period ended December 31, 1999 to 6.96%, compared to 7.22% for the same period in the preceding year. These decreasing yields are attributed to general decreases in market interest rates on loans and investments.

                                  HOME BANCORP
                               FORT WAYNE, INDIANA

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                                ITEM 2 CONTINUED

The growth in total interest income was negated by increased interest expense during the three month period ended December 31, 1999. Interest expense increased by approximately $383,000 for the three month period in comparison to the like period in 1998. This increase was the result of increased balances of costing-liabilities as average funding costs decreased in the like period from the prior year results. For the three month period ended December 31, 1999, the average cost of interest-bearing liabilities was 5.03%, down from 5.16% for the same period in 1998. The Company's average costs of funds continue to be higher than those experienced by national peers, primarily from competitive pressures on market rates for deposits in the Company's service area.

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

PROVISION FOR LOAN LOSSES. The provision for loan losses is a result of management's periodic analysis of the adequacy for loan losses. The provision for loan losses was $600 for the three months ended December 31, 1999, the same amount for the like period in 1998.

Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to both recognizable and unforeseen losses. At December 31, 1999, the Company's allowance for loan losses totaled $1.3 million or .38% of net loans receivable and 3,510% of total nonperforming loans.

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

NON-INTEREST INCOME. Non-interest income consists primarily of service fees on deposit accounts, loan servicing and late fees, as well as, any recognized gain from the sale of interest earning assets or real estate owned. Non-interest income decreased approximately $23,000 for the three month period ended December 31, 1999 in comparison to the like period in 1998. This decrease was attributed primarily to a decrease in gains realized on the sale of securities available for sale.

                                  HOME BANCORP
                               FORT WAYNE, INDIANA

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                                ITEM 2 CONTINUED

NON-INTEREST EXPENSE. Non-interest expenses for the three month period ended December 31, 1999 were approximately $1,601,000, compared to $1,172,000 reported from the same prior year period in 1998. Compensation and employee benefits have increased by approximately $193,000 for the three month period when compared to the same period in 1998. This variance is attributed primarily to expense associated with severance pay agreed to upon the early retirement of the former Chairman and Chief Executive Officer Mr. W. Paul Wolf. The Bank elected to expense a significant portion of this severance in this quarter. For the period ended December 31, 1999, net occupancy and equipment expense is up from the prior year approximately $13,000 for the period. This increase is generally the result of the opening of a second branch office in Adams County. This second Decatur IN branch primarily serves drive through traffic. Other general and administrative expenses were approximately $215,000 higher for the three month period ended December 31, 1999 than for the same period a year earlier. This change is attributed primarily to fluctuations in the number and timing of loan originations where applied costs are reduced by associated income. During the fiscal 2000 period, the Company has continued its cost containment efforts.

INCOME TAX EXPENSE. Income tax expense for the three month period ended December 31, 1999 reflects lower pretax earnings than in the previous like year period. For the comparative three month period, fiscal 2000 tax provisions are modestly lower due to higher non-income deductions than for the previous like year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds are deposits, principal and interest payments on loans, and maturities of investment securities. While maturities of investment securities and scheduled amortizations of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, if the Bank requires additional funds beyond its ability to acquire them locally, it has borrowing capability through the Federal Home Loan Bank (the "FHLB") of Indianapolis. At December 31, 1999, the Bank had $7.0 million in advances from the FHLB of Indianapolis.

Home Loan Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The standard measure of liquidity for thrift institutions is the ratio of qualifying assets due within one year to net withdrawable savings. Currently the minimum requirement is 4%. At December 31, 1999, the Bank's quarterly liquidity ratio was 18.1%. As of December 31, 1998, the Bank's liquidity was 12.2%.

The Bank uses its liquidity resources principally to meet ongoing loan commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Bank anticipates that it will have sufficient funds available to meet current loan commitments and liquidity needs. At December 31, 1999 the Bank had outstanding commitments to extend credit which amounted to $15.4 million (including $12.3 million in unused lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs.

The institution is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision. Regulatory standards impose the following capital requirements: a risk-based capital expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 1999, the Bank had tangible and core capital of $35.5 million, or 8.44% of adjusted total assets. Risk-based capital totaled $36.8 million, or 18.27% of risk-based assets. The institution substantially exceeded all regulatory capital standards.

                                  HOME BANCORP
                               FORT WAYNE, INDIANA

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                                ITEM 2 CONTINUED

The following table provides key ratios and balances for the periods indicated. (For calculation purposes, month-end averages, which do not differ materially from daily averages, have been used.)

                                                                       AT AND FOR THE
                                                                      THREE MONTHS ENDED
                                                                          DECEMBER 31
                                                                   1999              1998
                                                               ------------      ------------
FINANCIAL HIGHLIGHTS (AVERAGES)
Return on assets                                                       0.58%             0.82%
Return on equity                                                       6.61%             7.60%
Yield on interest-earning assets                                       6.96%             7.22%
Cost of interest-bearing liabilities                                   5.03%             5.16%
Net interest spread                                                    1.93%             2.06%
Net interest rate margin                                               2.48%             2.56%
Net interest income to operating (G&A) expenses
Operating (G&A) expenses to assets                                   159.93%           204.96%
Non-interest income to assets                                          1.52%             1.25%
Interest-earning assets to interest-bearing liabilities                0.09%             0.12%
Efficiency ratio                                                     112.14%           112.02%
EQUITY TO ASSETS (AT END OF PERIOD)                                   60.39%            46.59%
TANGIBLE EQUITY TO ASSETS (AT END OF PERIOD)                           8.81%            10.73%
AVERAGE ASSETS (DOLLARS IN THOUSANDS)                                  8.81%            10.73%
                                                               $    421,585      $    375,340
ASSET QUALITY RATIOS
Non-performing assets to total assets                                  0.01%             0.12%
Non-performing loans to net loans                                      0.01%             0.14%
Allowance for loan losses to net loans                                 0.38%             0.42%
Allowance for loan losses to non-performing loans                     3,510%              307%
Net charge offs to loans                                                 --                --
Loans to deposits                                                     94.46%           100.57%
Loans to assets                                                       83.20%            86.94%

PER COMMON SHARE
Net income                                                     $       0.32      $       0.37
NET INCOME (DILUTED)                                                   0.31              0.35
Book value                                                            18.37             18.30
Tangible book value                                                   18.37             18.30

STOCK PRICE
High                                                           $      28.000     $      29.500
Low                                                                   16.500            26.563
Close                                                                 17.375            28.500

                                  HOME BANCORP
                               FORT WAYNE, INDIANA

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                     ITEM 3

MARKET RISK

The Company is exposed to the impact of interest rate changes and changes in the market value of its investments. The Company currently focuses lending efforts toward originating competitively priced adjustable-rate loan products with maturities out to thirty years and fixed-rate loan products with maturities not to exceed twenty years. This allows the Company to maintain a portfolio of loans which will be sensitive to changes in interest rates while providing a reasonable spread to the cost of liabilities used to fund the loans.

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

The company emphasizes and promotes its savings, money market, demand and NOW accounts, and certificates of deposit with maturities of 91 days through twelve years, principally from its primary market area. The savings, money market and NOW accounts tend to be less susceptible to rapid changes in interest rates. The acceptance of longer-term certificates of deposit generally offers the Company a lower cost source of funding for longer term lending than borrowings, and provides a good asset/liability match on these products.

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

As the OTS's Interest Rate Risk Exposure Report for December 31, 1999, was not available as of the filing date, the information presented below is as of September 30, 1999. Shown is an analysis of the Company's interest rate risk as prepared by OTS for changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 300 basis points. As illustrated in the table, the Company's NPV is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due both to the rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates.

                                  HOME BANCORP
                               FORT WAYNE, INDIANA

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                ITEM 3 CONTINUED

--------------------------------------------------------------------------------

Change in Interest Rate     Board Limit          $ Change              % Change
     (Basis Points)         % Change          (In Thousands)

           +300 bp             (45)              ($22,048)               (58)
           +200 bp             (29)               (14,447)               (38)
           +100 bp             (13)                (6,867)               (18)
              0 bp               -                      -                  -
           -100 bp              (2)                  4,611                12
           -200 bp              (6)                  6,566                17
           -300 bp             (10)                  7,702                20



Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in interest rates. Also, interest rates on certain assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate from those assumed in calculating the table. Finally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of those factors in monitoring its exposure to interest rate risk.

                                  HOME BANCORP
                               FORT WAYNE, INDIANA

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

             None

      ITEM 5 OTHER INFORMATION

             None

      ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

             Press releases filed on Form 8-K during the quarter ended December 31, 1999 and subsequent to that date include:

                 DATE OF REPORT        SUBJECT
                 --------------        -------

                    10-07-99 Registrant's Press Release Relative to Earnings Growth

                    10-12-99           Registrant's Press Release Relative to
                                       W. Paul Wolf Retirement from Home Loan
                                       Bank


                    10-21-99 Registrant's Press Release Relative to Stock Repurchase

                    10-22-99 Registrant's Press Release Relative to Interim President/CEO

                    12-16-99 Registrant's Press Release Relative to Declared Cash Dividend

                                  HOME BANCORP
                               FORT WAYNE, INDIANA



                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Home Bancorp

         DATE: FEBRUARY 14, 2000             /S/ DONALD E. THORNTON
                                             ----------------------
                                             Donald E. Thornton
                                             Senior Vice-President

         DATE: FEBRUARY 14, 2000             /S/ TIMOTHY A. SHEPPARD
                                             -----------------------
                                             Timothy A. Sheppard
                                             Treasurer