Form 10-Q
period 2000-03-31
HOME BANCORP/IN
filed 2000-05-16
CIK 916822

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)

                   of the Securities and Exchange Act of 1934

                   -------------------------------------------

                      For Quarter Ended March 31, 2000

                            Commission File Number  0-22376

                                  HOME BANCORP
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Indiana                                          35-1906765
--------------------------                       --------------------------
(State or other jurisdiction or                  (I.R.S. Employer Identification
 incorporation or organization)                  Number)

132 East Berry Street, P.O. Box 989

Fort Wayne, Indiana                              46801-0989
--------------------------                       --------------------------
(Address of principal                            (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (219) 422-3502

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [ X ]   No  [   ]

As of December 31, 1999, there were 3,378,868 shares of common stock issued and 1,996,124 shares outstanding.

                                  HOME BANCORP
                               Fort Wayne, Indiana


                                    FORM 10-Q

                                      INDEX


                                                                          Page
                                                                         Number

PART I.  FINANCIAL INFORMATION


     Item 1. Financial Statements of Home Bancorp

             Consolidated Balance Sheets as of March 31, 2000
             and September 30, 1999                                         1

             Consolidated Statements of Income for the three months
             and six months ended March 31, 2000 and 1999                   2

             Consolidated Statements of Comprehensive Income for the
             three and six months ended March 31, 2000 and 1999             3

             Consolidated Statements of Cash Flows for the six
             months ended March 31, 2000 and 1999                           4

             Notes to Consolidated Financial Statements (Unaudited)         5

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operation                   7

     Item 3. Quantitative and Qualitative Disclosures About Market Risk    12



PART II. OTHER INFORMATION                                                 14

     Items   1-6.                                                          14

     Signatures                                                            15

     Exhibit 27, Financial Data Schedule                                   16

HOME BANCORP
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 (unaudited) and SEPTEMBER 30, 1999
                                                                     (unaudited)
                                 ASSETS                            March 31, 2000     September 30, 1999
                                                                   --------------     ------------------
Cash on  hand and in other banks                                   $   2,034,188        $   2,081,354
Federal funds sold                                                     5,500,000           16,000,000
Interest earning deposits in other banks                               5,216,456           18,231,528
                                                                   -------------        -------------
     Total cash and cash equivalents                                  12,750,644           36,312,882
Securities available for sale (amortized cost of $34,034,271
  and $23,342,452)                                                    33,505,147           23,159,062
Loans receivable, net of allowance for loan losses:
  $1,343,420 and $1,342,220                                          348,288,350          345,999,338
Federal Home Loan Bank stock                                           3,173,700            3,173,700
Accrued interest receivable                                            2,238,565            2,156,465
Premises and equipment, net                                            2,811,523            2,916,349
Other assets                                                             723,183              239,004
                                                                   -------------        -------------
TOTAL ASSETS                                                       $ 403,491,112        $ 413,956,800
                                                                   =============        =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                               LIABILITIES

Deposits                                                           $ 353,318,789        $ 363,354,269
Federal Home Loan Bank advances                                        7,000,000            7,000,000
Advances from borrowers for taxes and insurance                        3,178,754            2,971,219
Accrued interest payable                                                 888,870            1,011,119
Other liabilities                                                      1,542,500            1,697,102
                                                                   -------------        -------------
TOTAL LIABILITIES                                                    365,928,913          376,033,709

                          SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized;
  none issued                                                               --                   --
Common stock, no par value, 10,000,000 shares authorized;
  3,378,868 and 3,380,255 shares issued; 1,996,124 and
  2,050,506 shares outstanding                                        35,187,206           34,874,404
Retained earnings, substantially restricted                           33,165,326           32,159,378
Unearned ESOP shares                                                  (1,165,364)          (1,287,963)
Unearned RRP shares                                                      (63,768)            (232,608)
Treasury stock at cost, 1,382,744 and 1,329,749 shares               (29,243,726)         (27,480,087)
Accumulated other comprehensive loss net of tax of
  $(211,649) and $(73,357)                                              (317,475)            (110,033)
                                                                   -------------        -------------
TOTAL SHAREHOLDERS' EQUITY                                            37,562,199           37,923,091
                                                                   -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 403,491,112        $ 413,956,800
                                                                   =============        =============

    See accompanying notes to consolidated financial statements (unaudited).

HOME BANCORP
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999
(unaudited)
                                                            3 Months Ended: March 31,             6 Months Ended: March 31,
                                                             2000               1999             2000                1999
                                                             ----               ----             ----                ----
INTEREST INCOME
Loans receivable, including fees                       $     6,352,101    $    6,147,852     $    12,670,077    $     12,244,105
Securities and other interest income                           762,567           570,251           1,638,985           1,127,129
                                                       ---------------    --------------     ---------------    ----------------
Total interest income                                        7,114,668         6,718,103          14,309,062          13,371,234

INTEREST EXPENSE
Deposits                                                     4,404,752         4,167,135           8,943,705           8,314,896
Federal Home Loan Bank advances                                 93,223            92,200             187,472             194,802
                                                       ---------------    --------------     ---------------    ----------------
Total interest expense                                       4,497,975         4,259,335           9,131,177           8,509,698

Net interest income                                          2,616,693         2,458,768           5,177,885           4,861,536
Provision for loan losses                                          600               600               1,200               1,200
                                                       ---------------    --------------     ---------------    ----------------
Net interest income after provision for loan losses          2,616,093         2,458,168           5,176,685           4,860,336

NON-INTEREST INCOME
Net losses on trading securities                                     -           (26,705)                  -             (26,705)
Net gains (losses) on sales of securities available
for sale                                                       (11,718)            1,137             (11,718)             23,747

Net gains on sales of loans held for sale                                              -                   -               2,005
Other                                                           83,133            82,159             173,624             171,145
                                                       ---------------    --------------     ---------------    ----------------
Total non-interest income                                       71,415            56,591             161,906             170,192

NON-INTEREST EXPENSE
Employee compensation and benefits                             774,464           787,187           1,736,215           1,555,461
Occupancy and equipment                                        169,143           215,182             355,618             388,516
FDIC insurance premiums                                         19,276            48,462              71,556              93,044
Other                                                          391,119           231,730             792,019             417,830
                                                       ---------------    --------------     ---------------    ----------------
Total non-interest expense                                   1,354,002         1,282,561           2,955,408           2,454,851
                                                       ---------------    --------------     ---------------    ----------------

Income before income taxes and cumulative effect of
  change in accounting principle                             1,333,506         1,232,198           2,383,183           2,575,677

Income tax expense                                             539,506           498,189             976,183           1,076,668
                                                       ---------------    --------------     ---------------    ----------------

Income before cumulative effect of change in
  accounting principle                                         794,000           734,009           1,407,000           1,499,009

Cumulative effect of change in accounting for derivative
  instruments and hedging activities, net of tax                     -            54,991                   -              54,991
                                                       ---------------    --------------     ---------------    ----------------

Net income                                             $       794,000    $      789,000     $     1,407,000    $      1,554,000
                                                       ===============    ==============     ===============    ================

Earnings per share
   Basic earning per common share
     Income before cumulative effect of change
       in accounting principle                         $          0.42    $         0.36     $          0.75    $           0.73
     Cumulative effect of change in accounting
       for derivative instruments and hedging
       activities, net of tax                                        -              0.03                   -                0.03
                                                       ---------------    --------------     ---------------    ----------------

     Net income                                        $          0.42    $         0.39     $          0.75    $           0.76
                                                       ===============    ==============     ===============    ================

   Diluted earnings per common share
     Income before cumulative effect of change
       in accounting principle                         $          0.42    $         0.34     $          0.73    $           0.70
     Cumulative effect of change in accounting
       for derivative instrument and hedging
       activities, net of tax                                        -              0.03                   -                0.03
                                                       ---------------    --------------     ---------------    ----------------

     Net income                                        $          0.42    $         0.37     $          0.73    $           0.73
                                                       ===============    ==============     ===============    ================

    See accompanying notes to consolidated financial statements (unaudited).

HOME BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999
(unaudited)

                                                                     Three Months Ended                     Six Months Ended
                                                                          March 31,                             March 31,

                                                                    2000               1999              2000                1999
                                                                    ----               ----              ----                ----
Net income                                                     $   794,000        $   789,000        $ 1,407,000        $ 1,554,000

Other comprehensive income (loss):
   Net change in net unrealized gains (losses)
     on securities available for sale, net of
     reclassification adjustments and tax effects                 (143,416)            (5,620)          (207,442)           (34,095)

   Net unrealized gains on securities transferred from
     the held-to-maturity to the available-for-sale
     category, net of tax, upon adoption of SFAS No. 133              --               15,570               --
                                                                                  -----------        -----------        -----------
                                                                                                                             15,570

     Total other comprehensive income (loss)                      (143,416)             9,950           (207,442)           (18,525)
                                                               -----------        -----------        -----------        -----------

Total comprehensive income                                     $   650,584        $   798,950        $ 1,199,558        $ 1,535,475
                                                               ===========        ===========        ===========        ===========

    See accompanying notes to consolidated financial statements (unaudited).

                                  HOME BANKCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (unaudited)
                                                                                                   Six Months Ended
                                                                                                       March 31,
                                                                                               2000              1999
                                                                                               ----              ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                              $    1,407,000     $    1,554,000
   Adjustments to reconcile net income to net cash from operating activities
      Depreciation                                                                                152,926            172,479
      Provision for loan losses                                                                     1,200              1,200
      Net losses on trading securities                                                                  -             26,705
      Net (gains) losses on sales of securities available for sale                                 11,718            (23,747)
      Net gains on sales of loans held for sale                                                         -             (2,005)
      Proceeds from sales of loans held for sale                                                        -             87,114
      ESOP expense                                                                                223,206            305,525
      Amortization of RRP contribution                                                            147,688            116,533
      Cumulative effect of change in accounting for derivative instruments and
        hedging activities, net of tax                                                                  -            (54,991)
      Proceeds from sales of trading securities                                                         -          4,077,500
      Securities amortization and accretion, net                                                  (70,386)           (30,611)
      Change in
         Accrued interest receivable                                                              (82,100)          (101,786)
         Accrued interest payable and other liabilities                                          (270,912)        (1,135,833)
         Other assets                                                                            (131,839)            80,958
                                                                                           ---------------    --------------
             Net cash from operating activities                                                 1,388,501          5,073,041

CASH FLOW FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities held to maturity                                              -          4,000,000
   Proceeds from sales of securities available for sale                                         2,053,998          1,976,761
   Purchase of securities available for sale                                                  (12,687,149)       (18,345,313)
   Net change in loans                                                                         (2,290,212)       (15,061,966)
   Purchase of premises and equipment                                                             (48,100)          (272,502)
                                                                                           --------------     --------------
      Net cash from investing activities                                                      (12,971,463)       (27,703,020)

CASH FLOW FROM FINANCING ACTIVITIES
   Net change in deposit                                                                      (10,035,480)        27,582,083
   Advances from Federal Home Loan Bank                                                                 -         (2,000,000)
   Net change in advances from borrowers for taxes and insurance                                  207,535            612,830
   Purchase of treasury stock                                                                  (2,468,135)        (3,169,596)
   Cash dividends paid                                                                           (406,991)          (392,920)
   Proceeds from exercise of stock options                                                        723,795            568,550
                                                                                           --------------     --------------
      Net cash from financing activities                                                      (11,979,276)        23,200,947
                                                                                           --------------     --------------

Net change in cash and cash equivalents                                                       (23,562,238)           570,968

Cash and cash equivalents, beginning of period                                                 36,312,882         23,365,826
                                                                                           --------------     --------------

Cash and cash equivalents, end of period                                                   $   12,750,644     $   23,936,794
                                                                                           ==============     ==============

Supplemental disclosures of cash flow information
   Cash paid for
      Interest                                                                             $    9,253,426     $    8,652,776
      Income taxes                                                                              1,113,144          1,171,302

Supplemental schedule of non-cash activities
   Transfer of securities from held-to-maturity to trading                                 $            -     $    4,015,191
   Transfer of securities from held-to-maturity to available-for-sale                                   -          4,007,930
   Transfer from loans receivable to loans held for sale                                                -             85,109



  See accompanying notes to consolidated financial statements (unaudited).

                                  HOME BANCORP
                               Fort Wayne, Indiana
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

A. Basis of Presentation

The interim financial statements for Home Bancorp (the Company) and its wholly-owned subsidiary, Home Loan Bank fsb (the Bank), have been prepared in accordance with the instructions to Form 10-Q; and, therefore, do not include all information and footnotes normally shown for full annual financial statements.

The interim financial statements at March 31, 2000 and for the interim periods ended March 31, 2000, and 1999 are unaudited, but reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods.

These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

B.  Securities

The Company classifies securities into held to maturity, available for sale and trading categories. Held to maturity securities are those which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available for sale securities are those the Company may decide to sell if needed for liquidity, asset liability management or other reasons. Available for sale securities are reported at fair value, with net unrealized gains and losses included as a separate component of other comprehensive income
(loss) and shareholders' equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains and losses included in earnings.

Gains and losses on the sale of securities are determined using the specific identification method based on amortized cost and are reflected in results of operations at the time of sale. Interest and dividend income, adjusted by amortization of purchase premium or discount over the estimated life of the security using the level yield method, is included in earnings.

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and the hedged item, even if the fair value of the hedged item is not otherwise recorded. As of January 1, 1999, the Company adopted this statement and, in accordance with its provisions, chose to reclassify certain securities from held-to-maturity to trading and available-for-sale. The amortized cost of securities transferred to available for sale was $4,007,930 and the unrealized net gain was $26,444, which was included in shareholders' equity, net of income tax of $10,874. The amortized cost of the securities transferred to trading was $4,015,191 and the unrealized net gain was $91,060, which is reported as the cumulative effect of change in accounting principle, net of tax of $36, 069. The Company has no derivative instruments to account for under the provisions of this statement.

                                  (Continued)

                                  HOME BANCORP
                               Fort Wayne, Indiana
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

C.  Earnings Per Share

Basic earnings per common share is based on the net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Ownership Plan (ESOP) shares are considered outstanding for earnings per common share calculations as they are committed to be released; unearned shares are not considered outstanding. Recognition and retention plan (RRP) shares are considered outstanding for earnings per common share calculations as they become vested. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options and nonvested shares issued under the RRP. Earnings per common shares are restated for all stock splits and dividends.

A reconciliation of the numerators and denominators used in the computation of the basic and diluted earnings per common share is presented below: The information below is presented in thousands except for per share information.

                                                                    Three Months Ended                  Six Months Ended
                                                                         March 31,                          March 31,
                                                                    2000             1999              2000             1999
                                                                    ----             ----              ----             ----
Basic earnings per common share
   Numerator
     Income before cumulative effect of change in
       accounting principle                                   $         794     $         734    $       1,407     $       1,499
     Cumulative effect of change in accounting for derivative
       instruments and hedging activities, net of tax                     -                55                -                55
                                                              -------------     -------------    -------------     -------------
     Net income                                               $         794     $         789    $       1,407     $       1,554
                                                              =============     =============    =============     =============

   Denominator
     Weighted average common shares outstanding                       2,010             2,201            2,026             2,220
     Less:  Average unallocated ESOP shares                            (124)             (144)            (126)             (147)
     Less:  Average non-vested RRP shares                               (10)              (26)             (12)              (27)
                                                              -------------     -------------    -------------     -------------

     Weighted average common shares outstanding
       for basic earnings per common share                            1,876             2,031            1,888     $       2,046
                                                              =============     =============    =============     =============

   Basic earnings per common share
     Income before cumulative effect of change
       in accounting principle                                $        0.42     $        0.36    $        0.75     $        0.73
     Cumulative effect of change in accounting for derivative
       instruments and hedging activities, net of tax                     -              0.03                -              0.03
                                                              -------------     -------------    -------------     -------------
     Net income                                               $        0.42     $        0.39    $        0.75     $        0.76
                                                              =============     =============    =============     =============

Diluted earnings per common share
   Numerator
     Income before cumulative effect of change
       in accounting principle                                $         794     $         734    $       1,407     $       1,499
     Cumulative effect of change in accounting for derivative
       instruments and hedging activities, net of tax                     -                55                -                55
                                                              -------------     -------------    -------------     -------------
     Net income                                               $         794     $         789    $       1,407     $       1,554
                                                              =============     =============    =============     =============

   Denominator
     Weighted average common shares outstanding
       for basic earnings per common share                            1,876             2,031            1,888             2,046

     Add:  Dilutive effects of assumed exercises of
       stock options                                                     11                76               27                76
     Add:  Dilutive effects of average nonvested RRP shares               -                 2                -                 3
                                                              -------------     -------------    -------------     -------------
     Weighted average common shares and
       dilutive potential common shares outstanding                   1,887             2,109            1,915             2,125
                                                              =============     =============    =============     =============

   Diluted earnings per common share
     Income before cumulative effect of change in
       accounting principle                                   $        0.42     $        0.34    $        0.73     $        0.70
     Cumulative effect of change in accounting for derivative
       instruments and hedging activities, net of tax                     -              0.03                -              0.03
                                                              -------------     -------------    -------------      -------------
     Net income                                               $        0.42     $        0.37    $        0.73     $        0.73
                                                              =============     =============    =============     =============

                                  HOME BANCORP
                               Fort Wayne, Indiana
                           Management's Discussion and
                       Analysis of Financial Condition and
                              Results of Operations


                                     Item 2

General

Home Bancorp (the Company) was formed as an Indiana corporation on December 14, 1993 for the purpose of issuing Common Stock and owning all of the outstanding shares of the Company. On March 29, 1995, Home Bancorp acquired all the capital stock of the Bank upon its Conversion from a mutual to stock institution. Prior to the conversion, the Company had no operating history. The principal business of savings banks, including Home Loan, has historically consisted of attracting deposits from the general public and making loans secured by residential real estate. The Company's earnings are primarily dependent on net interest income, the difference between interest income and interest expense. This is a function of the yield on interest-earning assets less the cost of interest-bearing liabilities. Earnings are also affected by provisions for loan losses, service charges and fee income, operating expenses and income taxes.

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

Forward-Looking Statements

The Company and the Bank may from time to time make written or oral forward-looking statements, including statements contained in this Form 10-Q or future filings with the Securities and Exchange Commission (including Exhibits thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company and the Bank pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company's and the Bank's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's and Bank's control). The words may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's and the Bank's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the US economy in general and the strength of the local economies in which the Company and Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Bank and the perceived overall value of the products and services; the willingness of users to substitute competitors' products and services for the Bank's products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company and the Bank at managing risks involved in the foregoing.

The foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.


                                   (Continued)

                                  HOME BANCORP
                               Fort Wayne, Indiana
                           Management's Discussion and
                       Analysis of Financial Condition and
                              Results of Operations


                                Item 2 Continued

Financial Condition

The Company's total assets were $403.5 million as of March 31, 2000 compared to $414.0 million as of September 30 1999, a decrease of $10.5 million. For the same period, equity decreased very slightly from $37.9 million as of September 30, 1999 to $37.6 million as of March 31, 2000. The decrease in total assets was the result of a more restrictive depository interest rate structure and management's effort to reduce excess liquidity after the successful Year 2000 rollover. The Company reduced excess liquidity in the form of overnight federal funds sold. These funds were primarily funded by short-term certificates of deposit (CDs).

Net loans receivable increased $2.3 million, primarily from 1-4 family residential originations, from $346.0 million at September 30, 1999 to $348.3 million at March 31, 2000. Deposits decreased $10.1 million for the three month period, decreasing from $363.4 million as of September 30, 1999 to $353.3 million as of March 31, 2000 as the Company attempts to reduce its dependence on short-term CDs.

Cash and cash equivalents decreased from $36.3 million as of September 30, 1999 to $12.8 million as of March 31, 2000. On January 1, 1999 the Company adopted SFAS No. 133 and reclassified all of its securities held for maturity to securities available for sale and trading. All securities classified as trading were sold during the quarter ended March 31, 1999. As of March 31, 2000, securities available for sale totaled $33.5 million, an increase of $10.3 million from September 30, 1999.

As of both March 31, 2000 and September 30, 1999 the Company held no foreclosed real estate.

The balance in Federal Home Loan Bank advances remained unchanged at $7.0 million during the six-month period ended March 31, 2000.

Advances from borrowers for taxes and insurance increased from $3.0 million as of September 30, 1999 to $3.2 million as of March 31, 2000 primarily from the timing of semi-annual payments of real estate taxes and annual insurance premiums on behalf of loan customers. Other liabilities decreased slightly from $1.7 million as of September 30, 1999 to $1.5 million as March 31, 2000.

Results of Operation

General. Net income for the six months ended March 31, 2000 decreased by $147,000 or 9.5% from $1,554,000 in 1999 to $1,407,000 in 2000. Net income for the three months ended March 31, 2000 increased by $5,000, or 0.6%, to $794,000 from $789,000 for the same period ended March 31, 1999. Despite a slowdown in residential mortgage closings and the general rising cost of funding, the small increase is attributed to an increase in average assets and maintenance of the net interest margin. Three-month period results will be emphasized due to the severance expense associated with the early retirement of former Chairman and Chief Executive Officer, Mr. W. Paul Wolf. This non-recurring expense adversely impacted first quarter results by $212,000 or $127,000, net of tax, and second quarter results by $44,000 or $26,000, net of tax. The second quarter severance expense impact will continue to impact future quarterly earnings through March 31, 2001, as additional severance expense payments are made. Management believes that second quarter results will reveal a more accurate view of future earnings.

The three and six month earnings represent an annualized return on average assets (ROA) of 0.77% and 0.68% and a return on average equity (ROE) of 8.54% and 7.58%. For the like periods ended March 31, 1999, earnings represent an annualized ROA of 0.81% and 0.81% and a ROE of 7.86% and 7.72%.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income

                                  (Continued)

                                  HOME BANCORP
                              Fort Wayne, Indiana
                          Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations

                                Item 2 Continued

for the three and six month periods ended March 31, 2000 increased by approximately $158,000 and $316,000 compared to the same periods in 1999. This increase was primarily the net result of a slight reduction in interest rate spreads earned on higher average interest earning balances.

Total interest income at March 31, 2000 increased by approximately $397,000 and $938,000 for the three and six month periods when compared to the same periods ended March 31, 1999. The yield on average interest-earning assets increased slightly in the three month period ended March 31, 2000 to 7.03%, compared to 7.02% for the same period in the preceding year, whereas the yield for the comparative six month periods ended March 31 declined from 7.14% in 1999 to 7.00% in 2000.

The growth in total interest income was partially offset by increased interest expense during the three and six month periods ended March 31, 2000. Interest expense increased by approximately $239,000 and $621,000 for the three and six month periods in comparison to the like periods in 1999. This increase was the result of increased average balances of interest-bearing liabilities and, for the three month period, an increase in average funding costs as compared to the like period from the prior year. For the three month period ended March 31, 2000, the average cost of interest-bearing liabilities was 5.00%, up from 4.96% for the same period in 1999. The Company's average costs of funds continues to be higher than those experienced by our average national peers, primarily from competitive pressures on market rates for deposits in the Company's service area.

While the interest rate environment of recent years has proven beneficial to most financial institutions, including the Company, increases in general market rates of interest generally adversely affect the net income of most financial institutions. Because the Company's liabilities generally reprice more quickly than its assets, interest margins would likely decrease if interest rates were to rise, or the yield on repricing assets was not enhanced.

Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $600 and $1,200 for the three and six months ended March 31, 2000, the same amount for the like periods in 1999.

Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to address recognizable and currently anticipated losses. At March 31, 2000, the Company's allowance for loan losses totaled $1.3 million or .39% of net loans receivable and 719.54% of total nonperforming loans.

The Company establishes an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes, among other factors, the level of the Company's classified and nonperforming assets and their estimated value, the national economic outlook which may tend to inhibit economic activity and depress real estate and other values in the Company's primary market area, regulatory issues, and the levels of the allowance for loan losses established by the Company's peers. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of nonperforming loans.

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

                                  (Continued)

                                  HOME BANCORP
                              Fort Wayne, Indiana
                          Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations

                                Item 2 Continued

Non-Interest Income. Non-interest income consists primarily of service fees on deposit accounts, loan servicing and late fees, as well as, any recognized gain from the sale of interest earning assets or real estate owned. Non-interest income increased approximately $15,000 for the three month period ended March 31, 2000 in comparison to the like period in 1999 and it decreased approximately $8,000 for the six month period ended March 31, 2000 in comparison to the like period in 1999. The three month increase was attributed primarily to a decrease net losses realized on trading securities and the sale of securities available for sale. The opposite impact was experienced for the comparative six month periods.

Non-Interest Expense. Non-interest expenses for the three and six month periods ended March 31, 2000 increased approximately $71,000 and $501,000, compared to the same prior year periods in 1999. Employee compensation and benefits have decreased by approximately $13,000 for the three month period and increased by approximately $181,000 for the six month period as compared to the same periods in 1999. The most significant reason for the large increase in the six month period expense is the expenses associated with the severance agreement with Mr.
W. Paul Wolf, as discussed above. For the three month and six month periods ended March 31, 2000, occupancy and equipment expense is down from the prior year periods by approximately $46,000 and $33,000. These decreases are generally the result of the Company's continued cost containment efforts. Other expenses were approximately $159,000 and $374,000 higher for the three and six month periods ended March 31, 2000 than for the same periods a year earlier. This change is attributed primarily to fluctuations in the number and timing of loan originations where applied costs are reduced by associated income. The slowdown in originations of 1-4 family residential mortgages, the Company's primary focus, is consistent with a rising interest rate environment after a large refinancing period.

Income Tax Expense. Income tax expense for the three and six month periods ended March 31, 2000 reflects higher pretax earnings than in the previous like year periods. The effective tax rate on income before income taxes ranged from 40%-41% for the three and six month periods ended March 31, 2000 and 1999.

Liquidity and Capital Resources

The Company's primary source of funds are deposits, principal and interest payments on loans, and sales and maturities of securities available for sale. While maturities of securities and scheduled amortizations of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, if the Bank requires additional funds beyond its ability to acquire them locally, it has borrowing capability through the Federal Home Loan Bank
(FHLB) of Indianapolis. At March 31, 2000, the Bank had $7.0 million in advances from the FHLB of Indianapolis.

Home Loan Bank is required by federal regulations to maintain specific levels of liquid assets consisting of cash and other eligible investments. The standard measure of liquidity for thrift institutions is the ratio of qualifying assets due within one year to net withdrawable savings. Currently the minimum requirement is 4%. At March 31, 2000, the Bank's quarterly liquidity ratio was 14.0%. As of March 31, 1999, the Bank's liquidity ratio was 12.4%.

The Bank uses its liquidity resources principally to meet ongoing loan commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Bank anticipates that it will have sufficient funds available to meet current loan commitments and liquidity needs. At March 31, 2000 the Bank had outstanding commitments to extend credit which amounted to $14.9 million (including $12.4 million in unused lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs.

The institution is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision. Regulatory standards impose the following capital requirements: a risk-based capital expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as

                                  (Continued)

                                 HOME BANCORP
                              Fort Wayne, Indiana
                          Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations


                                Item 2 Continued

a percent of total adjusted assets. As of March 31, 2000, the Bank had tangible and core capital of $32.6 million, or 8.16% of adjusted total assets. Risk-based capital totaled $34.0 million, or 17.19% of risk-based assets. The institution substantially exceeded all regulatory capital standards.


The following table provides key ratios and balances for the periods indicated. (For calculation purposes, month-end averages, which do not differ materially from daily averages, have been used.)

                                                                       At and For the                       At and For the
                                                                     Three Months Ended                    Six Months Ended
                                                                          March 31,                            March 31,
        FINANCIAL HIGHLIGHTS (Averages)                             2000                 1999              2000            1999
                                                                    ----                 ----              ----            ----
        Return on assets*........................                  0.77%                0.81%             0.68%           0.81%
        Return on equity*........................                  8.54%                7.86%             7.58%           7.72%
        Yield on interest-earning assets*........                  7.03%                7.02%             7.00%           7.14%
        Cost of interest-bearing liabilities*....                  5.00%                4.96%             5.02%           5.07%
        Net interest spread*.....................                  2.03%                2.06%             1.98%           2.07%
        Net interest rate margin*................                  2.59%                2.52%             2.53%           2.55%
        Net interest income to operating (G&A)
          expenses...............................                193.26%              191.71%           175.20%         198.04%
        Operating (G&A) expenses to average assets*                1.31%                1.32%             1.42%           1.29%
        Non-interest income to average assets*...                  0.07%                0.06%             0.08%           0.09%
        Interest-earning assets to interest-bearing
          liabilities............................                112.49%              111.36%           112.31%         111.73%
        Efficiency ratio.........................                 50.37%               50.99%            55.35%          48.79%
        Equity to assets (at end of period)......                  9.31%               10.11%             9.31%          10.11%
        Tangible equity to assets (at end of period)               9.31%               10.11%             9.31%          10.11%
        Average assets (dollars in thousands)....               $412,099             $389,707          $416,842        $381,497
        Average capital (dollars in thousands)...                $37,171              $40,153           $37,146         $40,259

        ASSET QUALITY RATIOS
        Non-performing assets to total assets....                  0.05%                0.10%             0.05%           0.10%
        Non-performing loans to net loans........                  0.05%                0.12%             0.05%           0.12%
        Allowance for loan losses to net loans...                  0.39%                0.41%             0.39%           0.41%
        Allowance for loan losses to non-performing
        loans....................................                719.54%                 344%           719.54%            344%
        Net charge offs to loans*................                   ----                 ----               ---             ---
        Loans to deposits........................                 98.58%               98.71%            98.58%          98.71%
        Loans to assets..........................                 86.31%               85.52%            86.31%          85.52%

        PER COMMON SHARE
        Net income...............................                 $ 0.42            $    0.39            $ 0.75          $ 0.76
        Net income (diluted).....................                   0.42                 0.37            $ 0.73          $ 0.73
        Book value...............................                  18.82                18.43             18.82           18.43
        Tangible book value......................                  18.82                18.43             18.82           18.43

        STOCK PRICE
        High.....................................               $ 18.250             $ 33.500          $ 28.000         $33.500
        Low......................................                 15.250               27.500            15.250          26.500
        Close....................................                 15.375               27.750            15.375          27.750

        *  Annualized

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

The Company emphasizes and promotes its savings, money market, demand and NOW accounts, and certificates of deposit with maturities of 91 days through twelve years, principally from its primary market area. The savings, money market and NOW accounts tend to be less susceptible to rapid changes in interest rates. The acceptance of longer-term certificates of deposit generally offers the Company a lower cost source of funding for longer term lending than borrowings, and attempts to provide an asset/liability match on these products.

In managing its asset/liability mix, the Company, at times, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, as well as consideration to the Company's total risk profile, may place greater emphasis on maximizing its net interest margin than strictly matching the interest rate sensitivity of its assets and liabilities. Management believes that the increased net income which may result from an acceptable mismatch in actual maturity or repricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. The Company has established levels of acceptable risks, which may from time to time be exceeded in recognition of those instances previously discussed. There can be no assurance, however, that in the event of an adverse change in interest rates, the Company's efforts to limit interest rate risk will be successful.

Net Portfolio Value. The Company uses a Net Portfolio Value (NPV) approach to the quantification of interest rate risk. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet items. Management of the Company's assets and liabilities is performed within the context of the marketplace, but subject to levels deemed acceptable by the Board.

The  information  presented  below is  based on the  OTS's  Interest  Rate  Risk
Exposure Report for March 31, 2000. Shown is an analysis of the Company's interest rate risk as prepared by OTS for changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 300 basis points. As illustrated in the table, the Company's NPV is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due both to the rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates. To manage this risk, the Company will sell the majority of the new fixed rate residential loans it originates while retaining new adjustable rate loans. Efforts to increase the level of core deposits while reducing the Company's dependence on short term CDs are also underway. These efforts will be used in conjunction with the investment portfolio to manage the Company's interest rate risk.

                                  (Continued)

                                  HOME BANCORP
                               Fort Wayne, Indiana


                                Item 3 Continued

---------------------------------------------------------------------------

  Rate Shock                   Board Limit                NPV Ratio
(Basis Points)              (min NPV ratios)       (calculated NPV ratios)
--------------              ----------------       -----------------------

  +300 bp                         3.50%                     2.52%
  +200 bp                         4.00%                     4.54%
  +100 bp                         4.50%                     6.50%
     0 bp                         6.00%                     8.31%
  -100 bp                         6.00%                     9.74%
  -200 bp                         6.00%                    10.42%
  -300 bp                         6.00%                    10.48%


Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in interest rates. Also, interest rates on certain assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. Additionally, certain assets such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate from those assumed in calculating the table. Finally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of those factors in monitoring its exposure to interest rate risk.

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

      Item 2 Changes in Securities and Use of Proceeds

             None

      Item 3 Defaults Upon Senior Securities

             None

      Item 4 Submission of Matters to a Vote of Security Holders

             None

      Item 5 Other Information

             None

      Item 6 Exhibits and Reports on Form 8-K

             (a)  Exhibits

             See Exhibit 27, Financial Data Schedule, on page 16.

             (b)  Reports on Form 8-K

             Press releases filed on Form 8-K during the quarter ended March 31, 2000 include:

                 Date of Report          Subject

                    1-25-2000            Registrant's Press Release Relative to
                                         Annual Shareholders' Meeting

                    2-14-2000            Registrant's Press Release Relative to
                                         First Quarter Earnings

                    3-22-2000            Registrant's Press Release Relative to
                                         Declared Cash Dividend

                                   Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Home Bancorp



         Date: May 15, 2000                        /s/ Donald E. Thornton
                                                   ----------------------
                                                   Donald E. Thornton
                                                   Senior Vice-President


         Date: May 15, 2000                        /s/ Timothy A. Sheppard
                                                   -----------------------
                                                   Timothy A. Sheppard
                                                   Treasurer