Form 10-Q
period 2000-06-30
HOME BANCORP/IN
filed 2000-08-14
CIK 916822

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                   of the Securities and Exchange Act of 1934
                   -------------------------------------------


For Quarter Ended                                  Commission File Number
June 30, 2000                                      0-22376


                                  HOME BANCORP
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Indiana                                            35-1906765
-------------------------------                 -------------------------------
(State or other jurisdiction or                 (I.R.S. Employer Identification
 incorporation or organization)                 Number)


132 East Berry Street, P.O. Box 989
Fort Wayne, Indiana                                       46801-0989
-----------------------------------             -------------------------------
(Address of principal                                     (Zip Code)
executive offices)


Registrant's telephone number, including area code:  (219) 422-3502


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No

As of June 30, 2000, there were 3,378,868 shares of common stock issued and 1,983,040 shares outstanding.

                                  HOME BANCORP
                               Fort Wayne, Indiana

                                    FORM 10-Q

                                      INDEX

                                                                                       Page
                                                                                      Number
                                                                                      ------
PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements of Home Bancorp (Unaudited)

                Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
                and September 30, 1999                                                  1

                Consolidated Statements of Income for the three months
                and nine months ended June 30, 2000 and 1999 (Unaudited)                2

                Consolidated Statements of Comprehensive Income for the
                three and nine months ended June 30, 2000 and 1999 (Unaudited)          3

                Consolidated Statements of Cash Flows for the nine
                months ended June 30, 2000 and 1999 (Unaudited)                         4

                Notes to Consolidated Financial Statements (Unaudited)                  5

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operation                            7

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk             12



PART II. OTHER INFORMATION                                                             14

     Items 1-6.                                                                        14

     Signatures                                                                        15

     Exhibit 27, Financial Data Schedule                                               16

HOME BANCORP

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2000 (unaudited) and SEPTEMBER 30, 1999

                                                                            (unaudited)
                                 ASSETS                                    June 30, 2000     September 30, 1999
                                                                           -------------     ------------------

Cash on  hand and in other banks                                          $     2,009,706    $       2,081,354
Federal funds sold                                                                600,000           16,000,000
Interest earning deposits in other banks                                        5,403,841           18,231,528
                                                                          ---------------    -----------------
     Total cash and cash equivalents                                            8,013,547           36,312,882
Securities available for sale (amortized cost of $33,363,347
  and $23,342,452)                                                             32,910,223           23,159,062
Loans receivable, net of allowance for loan losses:
  $1,344,020 and $1,342,220                                                   346,634,804          345,999,338
Federal Home Loan Bank stock                                                    3,339,500            3,173,700
Accrued interest receivable                                                     2,246,420            2,156,465
Premises and equipment, net                                                     2,782,488            2,916,349
Foreclosed real estate, net                                                       104,919                    -
Other assets                                                                      619,623              239,004
                                                                          ---------------    -----------------
TOTAL ASSETS                                                              $   396,651,524    $     413,956,800
                                                                          ===============    =================


                  LIABILITIES AND SHAREHOLDERS' EQUITY
                               LIABILITIES

Deposits                                                                  $   337,203,954    $     363,354,269
Federal Home Loan Bank advances                                                17,000,000            7,000,000
Advances from borrowers for taxes and insurance                                 2,178,730            2,971,219
Accrued interest payable                                                          792,087            1,011,119
Other liabilities                                                               1,460,961            1,697,102
                                                                          ---------------    -----------------
TOTAL LIABILITIES                                                             358,635,732          376,033,709


                          SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized;
  none issued                                                                           -                    -
Common stock, no par value, 10,000,000 shares authorized;
  3,378,868 and 3,380,255 shares issued; 1,983,040 and
  2,050,506 shares outstanding                                                 35,236,809           34,874,404
Retained earnings, substantially restricted                                    33,651,022           32,159,378
Unearned ESOP shares                                                           (1,104,065)          (1,287,963)
Unearned RRP shares                                                               (31,884)            (232,608)
Treasury stock at cost, 1,395,828 and 1,329,749 shares                        (29,464,215)         (27,480,087)
Accumulated other comprehensive loss, net of tax of
  $(181,249) and $(73,357)                                                       (271,875)            (110,033)
                                                                          ---------------    -----------------
TOTAL SHAREHOLDERS' EQUITY                                                     38,015,792           37,923,091
                                                                          ---------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $   396,651,524    $     413,956,800
                                                                          ===============    =================

    See accompanying notes to consolidated financial statements (unaudited).

HOME BANCORP

CONSOLIDATED STATEMENTS OF INCOME
2000 THIRD QUARTER REPORT (unaudited)

                                                             3 Months Ended: June 30,               9 Months Ended: June 30,
                                                             2000               1999               2000                1999
                                                             ----               ----               ----                ----
INTEREST INCOME
Loans receivable, including fees                       $     6,359,482    $    6,227,288     $    19,029,559    $     18,471,393
Securities and other interest income                           683,906           640,477           2,322,891           1,767,606
                                                       ---------------    --------------     ---------------    ----------------
Total interest income                                        7,043,388         6,867,765          21,352,450          20,238,999

INTEREST EXPENSE
Deposits                                                     4,255,353         4,223,289          13,199,058          12,538,185
Federal Home Loan Bank advances                                190,629            93,224             378,101             288,026
                                                       ---------------    --------------     ---------------    ----------------
Total interest expense                                       4,445,982         4,316,513          13,577,159          12,826,211
Net interest income                                          2,597,406         2,551,252           7,775,291           7,412,788
Provision for loan losses                                          600               600               1,800               1,800
                                                       ---------------    --------------     ---------------    ----------------
Net interest income after provision for loan losses          2,596,806         2,550,652           7,773,491           7,410,988

NON-INTEREST INCOME
Net losses on trading securities                                     -                 -                   -             (26,705)
Net gains (losses) on sales of securities available
  for sale                                                     (12,386)            6,084             (24,104)             29,832
Net gains on sales of loans held for sale                       13,196             1,759              13,196               3,763
Other                                                           88,994           100,035             262,618             268,817
                                                       ---------------    --------------     ---------------    ----------------
Total non-interest income                                       89,804           107,878             251,710             275,707

NON-INTEREST EXPENSE
Employee compensation and benefits                             764,341           801,875           2,500,556           2,357,336
Occupancy and equipment                                        193,132           185,012             548,750             573,528
FDIC insurance premiums                                         19,295            48,546              90,851             141,590
Other                                                          508,086           277,466           1,300,105             692,933
                                                       ---------------    --------------     ---------------    ----------------
Total non-interest expense                                   1,484,854         1,312,899           4,440,262           3,765,387
                                                       ---------------    --------------     ---------------    ----------------

Income before income taxes and cumulative effect of
  change in accounting principle                             1,201,756         1,345,631           3,584,939           3,921,308

Income tax expense                                             517,756           569,631           1,493,939           1,646,299
                                                       ---------------    --------------     ---------------    ----------------

Income before cumulative effect of change in
  accounting principle                                         684,000           776,000           2,091,000           2,275,009

Cumulative effect of change in accounting for
  derivative instruments and hedging activities,
  net of tax                                                         -                 -                   -              54,991
                                                       ---------------    --------------     ---------------    ----------------

Net income                                             $       684,000    $      776,000     $     2,091,000    $      2,330,000
                                                       ===============    ==============     ===============    ================

Earnings per share
   Basic earning per common share
     Income before cumulative effect of change
       in accounting principle                         $         0.37     $         0.39     $          1.12    $           1.12
     Cumulative effect of change in accounting
       for derivative instruments and hedging
       activities, net of tax                                        -                 -                   -                0.03
                                                       ---------------    --------------     ---------------    ----------------

     Net income                                        $          0.37    $         0.39     $          1.12    $           1.15
                                                       ===============    ==============     ===============    ================

   Diluted earnings per common share
     Income before cumulative effect of change
       in accounting principle                         $          0.37    $         0.38     $          1.10    $           1.08
     Cumulative effect of change in accounting
       for derivative instrument and hedging
       activities, net of tax                                        -                 -                   -                0.03
                                                       ---------------    --------------     ---------------    ----------------

     Net income                                        $          0.37    $         0.38     $          1.10    $           1.11
                                                       ===============    ==============     ===============    ================

    See accompanying notes to consolidated financial statements (unaudited).

HOME BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999
(unaudited)

                                                              Three Months Ended               Nine Months Ended
                                                                   June 30,                         June 30,
                                                             2000           1999              2000            1999
                                                             ----           ----              ----            ----

Net income                                             $    684,000    $    776,000     $   2,091,000    $    2,330,000

Other comprehensive income (loss):
  Net change in net unrealized gains (losses)
    on securities available for sale, net of
    reclassification adjustments and tax effects             45,600        (144,831)         (161,842)         (178,926)

  Net unrealized gains on securities transferred from
    the held-to-maturity to the available-for-sale
    category, net of tax, upon adoption of SFAS No. 133          -               -                 -            15,570

    Total other comprehensive income (loss)                  45,600        (144,831)         (161,842)        (163,356)
                                                       ------------    -------------    --------------   --------------

Total comprehensive income                             $    729,600    $    631,169     $   1,929,158    $   2,166,644
                                                       ============    ============     =============    =============

    See accompanying notes to consolidated financial statements (unaudited).

                                  HOME BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (unaudited)

                                                                                                       Nine Months Ended
                                                                                                            June 30,

                                                                                                    2000               1999
                                                                                                    ----               ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                                  $    2,091,000     $    2,330,000
   Adjustments to reconcile net income to net cash from operating activities
      Depreciation                                                                                    230,022            268,499
      Provision for loan losses                                                                         1,800              1,800
      Net losses on trading securities                                                                      -             26,705
      Net (gains) losses on sales of securities available for sale                                     24,104            (29,832)
      Loans originated as held for sale                                                            (1,525,705)                 -
      Net gains on sales of loans held for sale                                                       (13,196)            (3,763)
      Proceeds from sales of loans held for sale                                                    1,538,901            319,474
      ESOP expense                                                                                    315,023            457,353
      Amortization of RRP contribution                                                                179,572            174,799
      Cumulative effect of change in accounting for derivative instruments and
        hedging activities, net of tax                                                                      -            (54,991)
      Proceeds from sales of trading securities                                                             -          4,077,500
      Securities amortization and accretion, net                                                       93,366            (66,818)
      Change in
         Accrued interest receivable                                                                  (89,955)           (92,805)
         Accrued interest payable and other liabilities                                              (446,925)          (658,807)
         Other assets                                                                                (150,470)            53,208
                                                                                               ---------------    --------------
             Net cash from operating activities                                                     2,247,537          6,802,322

CASH FLOW FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities held to maturity                                                  -          4,000,000
   Proceeds from maturities and paydowns of securities available for sale                              89,437                  -
   Proceeds from sales of securities available for sale                                             3,992,500          1,976,761
   Purchase of securities available for sale                                                      (14,220,303)       (19,181,145)
   Purchase of Federal Home Loan Bank stock                                                          (165,800)          (391,200)
   Net change in loans                                                                               (637,266)       (21,441,921)
   Purchase of premises and equipment                                                                 (96,161)          (447,839)
                                                                                               --------------     --------------
      Net cash from investing activities                                                          (11,037,593)       (35,485,344)

CASH FLOW FROM FINANCING ACTIVITIES
   Net change in deposit                                                                          (26,150,315)        37,256,369
   Advances from Federal Home Loan Bank                                                            10,000,000         (2,000,000)
   Net change in advances from borrowers for taxes and insurance                                     (792,489)          (655,470)
   Purchase of treasury stock                                                                      (2,864,385)        (5,588,913)
   Cash dividends paid                                                                               (607,604)          (602,552)
   Proceeds from exercise of stock options                                                            905,514            594,552
                                                                                               --------------     --------------
      Net cash from financing activities                                                          (19,509,279)        29,003,986
                                                                                               --------------     --------------

Net change in cash and cash equivalents                                                           (28,299,335)           320,964

Cash and cash equivalents, beginning of period                                                     36,312,882         23,365,826
                                                                                               --------------     --------------

Cash and cash equivalents, end of period                                                       $    8,013,547     $   23,686,790
                                                                                               ==============     ==============

Supplemental disclosures of cash flow information - Cash paid for
      Interest                                                                                 $   13,796,191     $   12,827,265
      Income taxes                                                                                  1,629,144          1,786,377
Supplemental schedule of non-cash activities
   Transfer of securities from held-to-maturity to trading                                     $            -     $    4,015,191
   Transfer of securities from held-to-maturity to available-for-sale                                       -          4,007,930
   Transfer from loans receivable to loans held for sale                                                    -            315,711

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

The interim financial statements at June 30, 2000 and for the interim periods ended June 30, 2000, and 1999 are unaudited, but reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

C.  Merger Agreement

On June 16, 2000 Home Bancorp and Old Kent Financial Corporation (Old Kent) jointly announced they have signed a definitive agreement for Old Kent to acquire Home Bancorp. Home Bancorp shareholders will receive .6945 Old Kent shares for each share of Home Bancorp stock in a tax-free exchange. The acquisition will be accounted for as a purchase, is subject to normal regulatory and shareholder approvals, and is expected to close before the end of 2000.

                                   (Continued)

                                  HOME BANCORP
                               Fort Wayne, Indiana
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

D.  Earnings Per Share

Basic earnings per common share is based on the net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Ownership Plan (ESOP) shares are considered outstanding for earnings per common share calculations as they are committed to be released; unearned shares are not considered outstanding. Recognition and retention plan (RRP) shares are considered outstanding for earnings per common share calculations as they become vested. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options and nonvested shares issued under the RRP. Earnings per common share are restated for all stock splits and dividends.

A reconciliation of the numerators and denominators used in the computation of the basic and diluted earnings per common share is presented below: The information below is presented in thousands except for per share information.

                                                                     Three Months Ended                   Nine Months Ended
                                                                          June 30,                            June 30,
                                                                    2000             1999              2000             1999
                                                                    ----             ----              ----             ----
Basic earnings per common share
   Numerator
     Income before cumulative effect of change in
       accounting principle                                   $         684     $         776    $       2,091     $       2,275

     Cumulative effect of change in accounting for derivative
       instruments and hedging activities, net of tax                     -                 -                -                55
                                                              -------------     -------------    -------------     -------------
     Net income                                               $         684     $         776    $       2,091     $       2,330
                                                              =============     =============    =============     =============


   Denominator
     Weighted average common shares outstanding                       1,974             2,138            2,009             2,190
     Less:  Average unallocated ESOP shares                            (119)             (139)            (124)             (144)
     Less:  Average non-vested RRP shares                                (6)              (21)             (10)              (25)
                                                              -------------     -------------    -------------     -------------
     Weighted average common shares outstanding
       for basic earnings per common share                            1,849             1,978            1,875             2,021
                                                              =============     =============    =============     =============

   Basic earnings per common share
     Income before cumulative effect of change
       in accounting principle                                $        0.37     $        0.39    $        1.12     $        1.12

     Cumulative effect of change in accounting for derivative
       instruments and hedging activities, net of tax                     -                -                 -              0.03
                                                              -------------     -------------    -------------     --------------
     Net income                                               $        0.37     $        0.39    $        1.12     $        1.15
                                                              =============     =============    =============     ==============


Diluted earnings per common share
   Numerator
     Income before cumulative effect of change
       in accounting principle                                $         684     $         776    $       2,091     $       2,275

     Cumulative effect of change in accounting for derivative
       instruments and hedging activities, net of tax                     -                 -                -                55
                                                              -------------     -------------    -------------     -------------
     Net income                                               $         684     $         776    $       2,091     $       2,330
                                                              =============     =============    =============     =============


   Denominator
     Weighted average common shares outstanding
       for basic earnings per common share                            1,849             1,978            1,875             2,021

     Add:  Dilutive effects of assumed exercises of
       stock options                                                      5                64               19                72
     Add:  Dilutive effects of average nonvested RRP shares               -                 2                -                 3
                                                              -------------     -------------    -------------     -------------
     Weighted average common shares and
       dilutive potential common shares outstanding                   1,854             2,044            1,894             2,096
                                                              =============     =============    =============     =============

   Diluted earnings per common share
     Income before cumulative effect of change in
       accounting principle                                   $        0.37     $        0.38    $        1.10     $        1.08

     Cumulative effect of change in accounting for derivative
       instruments and hedging activities, net of tax                     -                 -                -              0.03
                                                              -------------     -------------    -------------     -------------


     Net income                                               $        0.37     $        0.38    $        1.10     $        1.11
                                                              =============     =============    =============     =============

                                   (Continued)

                                  HOME BANCORP
                               Fort Wayne, Indiana
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

The Company is currently in the process of being acquired by Old Kent Financial Corporation of Grand Rapids, Michigan. A definitive agreement for the acquisition of the Company was announced on June 16, 2000. Subject to approvals by Home Bancorp shareholders and regulatory authorities, the merger is expected to be completed before the end of 2000. Old Kent has a 41-year history of consecutive increases in annual per share earnings and dividends. It operates nearly 300 banking offices in Michigan, Illinois and Indiana as well as a national mortgage franchise. At April 1, 2000, Old Kent had total assets of approximately $21 billion. The Company views the transaction as being beneficial to Home Bancorp's customers and shareholders.

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

                                Item 2 Continued

The foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking


                                  (Continued)

                                  HOME BANCORP
                               Fort Wayne, Indiana
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

Financial Condition

The Company's total assets were $396.7 million as of June 30, 2000 compared to $414.0 million as of September 30 1999, a decrease of $17.3 million. For the same period, equity increased very slightly from $37.9 million as of September 30, 1999 to $38.0 million as of June 30, 2000. The Company reduced excess liquidity in the form of overnight federal funds sold and interest earning deposits with other banks. These funds were primarily funded by short-term certificates of deposit (CDs).

Net loans receivable increased $0.6 million, primarily from 1-4 family residential originations, from $346.0 million at September 30, 1999 to $346.6 million at June 30, 2000. Deposits decreased $26.2 million for the nine-month period, decreasing from $363.4 million as of September 30, 1999 to $337.2 million as of June 30, 2000 as the Company attempts to reduce its dependence on short-term CDs.

Cash and cash equivalents decreased from $36.3 million as of September 30, 1999 to $8.0 million as of June 30, 2000 as the Company reduced excess liquidity. On January 1, 1999 the Company adopted SFAS No. 133 and reclassified all of its securities held for maturity to securities available for sale and trading. As of June 30, 2000, securities available for sale totaled $32.9 million, an increase of $9.7 million from September 30, 1999.

As of June 30, 2000 the Company held $0.1 million in foreclosed real estate. At September 30, 1999 the Company held no foreclosed real estate.

The balance in Federal Home Loan Bank advances increased $10.0 million to $17.0 million during the nine-month period ended June 30, 2000.

Advances from borrowers for taxes and insurance decreased from $3.0 million as of September 30, 1999 to $2.2 million as of June 30, 2000 primarily from the timing of semi-annual payments of real estate taxes and annual insurance premiums on behalf of loan customers. Other liabilities decreased slightly from $1.7 million as of September 30, 1999 to $1.5 million as June 30, 2000.

Results of Operation

General. Net income for the nine months ended June 30, 2000 decreased by $239,000 or 10.3% from $2,330,000 in 1999 to $2,091,000 in 2000. Net income for the three months ended June 30, 2000 decreased by $92,000, or 11.9%, to $684,000 from $776,000 for the same period ended June 30, 1999. These decreases are primarily the result of a slowdown in residential mortgage closings and the general rising cost of funding.

The three and nine month earnings for 2000 represent an annualized return on average assets (ROA) of 0.68% and 0.68% and a return on average equity (ROE) of 7.33% and 7.49%. For the like periods ended June 30, 1999, earnings represent an annualized ROA of 0.77% and 0.80% and a ROE of 7.99% and 7.80%.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income for the three and nine month periods ended June 30, 2000 increased by approximately $46,000 and $363,000 compared to the same periods in 1999. The nine month increase was primarily the net result of a slight reduction in interest rate spreads earned on higher average interest earning balances. The three month period was also aided by the Company's higher yielding investment portfolio compared to the same period in 1999.

                                Item 2 Continued

Total interest income at June 30, 2000 increased by approximately $176,000 and $1,113,000 for the three and nine month periods when compared to the same periods ended June 30, 1999. The yield on average interest-earning assets increased slightly in the three month period ended June 30, 2000 to 7.17%, compared to 6.99% for the same period in the preceding year, whereas the yield for the comparative nine month periods ended June 30 declined from 7.10% in 1999 to

                                  (Continued)

                                  HOME BANCORP
                               Fort Wayne, Indiana
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


7.05% in 2000.

The growth in total interest income was partially offset by increased interest expense during the three and nine-month periods ended June 30, 2000. Interest expense increased by approximately $129,000 and $751,000 for the three and nine month periods in comparison to the like periods in 1999. This increase was the result of increased average balances of interest-bearing liabilities and an increase in average funding costs as compared to the like period from the prior year. For the three and nine-month periods ended June 30, 2000, the average costs of interest-bearing liabilities were 5.16% and 5.06%, up from 4.85% and 5.01% for the same periods in 1999. The Company's average costs of funds continues to be higher than those experienced by our average national peers, primarily from competitive pressures on market rates for deposits in the Company's service area.

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

Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $600 and $1,800 for the three and nine months ended June 30, 2000, the same amount for the like periods in 1999.

Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to address recognizable and currently anticipated losses. At June 30, 2000, the Company's allowance for loan losses totaled $1.3 million or .39% of net loans receivable and 939.27% of total nonperforming loans.

The Company establishes an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes, among other factors, the level of the Company's classified and nonperforming assets and their estimated value, the national economic outlook which may tend to inhibit economic activity and depress real estate and other values in the Company's primary market area and regulatory issues. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of nonperforming loans.

The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as warranted. Although the Company maintains its allowance for loan losses at a current level which it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination as to the amount of the allowance for loan losses is subject to review by the OTS, as part of their examination process, which may result in the establishment of an additional allowance based upon their judgment of the information available to them at the time of their examination.

                                  (Continued)

                                  HOME BANCORP
                               Fort Wayne, Indiana
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


                                Item 2 Continued

Non-Interest Income. Non-interest income consists primarily of service fees on deposit accounts, loan servicing and late fees, as well as, any recognized gain from the sale of interest earning assets or real estate owned. Non-interest income decreased approximately $18,000 for the three month period ended June 30, 2000 in comparison to the like period in 1999 and it decreased approximately $24,000 for the nine month period ended June 30, 2000 in comparison to the like period in 1999. The decreases were attributed primarily to net losses realized on the sale of securities available for sale. Low yielding Treasury notes in the amount of $4 million were sold this year and replaced by higher yielding securities, which will offset the sale loss prior to fiscal year end.

Non-Interest Expense. Non-interest expenses for the three and nine month periods ended June 30, 2000 increased approximately $172,000 and $675,000, compared to the same prior year periods in 1999. Employee compensation and benefits have decreased by approximately $38,000 for the three-month period and increased by approximately $143,000 for the nine-month period as compared to the same periods in 1999. The most significant reason for the large increase in the nine-month period expense is the expense associated with the severance agreement with Mr.
W. Paul Wolf. This non-recurring expense adversely impacted first quarter results by $212,000 or $127,000, net of tax. Future quarters, through March 31, 2001, will continue to be impacted by $44,000 or $26,000, net of tax. The nine-month period impact to non-interest expense is $300,000 or $179,000, net of tax. Other expenses were approximately $231,000 and $607,000 higher for the three and nine month periods ended June 30, 2000 than for the same periods a year earlier. This change is attributed primarily to fluctuations in the number and timing of loan originations where applied costs are reduced by associated income. The nine-month period increase in expense due to this slowdown is $316,000. The slowdown in originations of 1-4 family residential mortgages, the Company's primary focus, is consistent with a rising interest rate environment after a large refinancing period. The other major components of non-interest expense are increased data processing expenses and expenses associated with the proposed merger with Old Kent Financial Corporation.

Income Tax Expense. Income tax expense for the three and nine-month periods ended June 30, 2000 reflects lower pretax earnings than in the previous like year periods. The effective tax rate on income before income taxes ranged from 42%-43% for the three and nine month periods ended June 30, 2000 and 1999.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans, and sales and maturities of securities available for sale. While maturities of securities and scheduled amortizations of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, if the Bank requires additional funds beyond its ability to acquire them locally, it has borrowing capability through the Federal Home Loan Bank
(FHLB) of Indianapolis. At June 30, 2000, the Bank had $17.0 million in advances from the FHLB of Indianapolis.

Home Loan Bank is required by federal regulations to maintain specific levels of liquid assets consisting of cash and other eligible investments. The standard measure of liquidity for thrift institutions is the ratio of qualifying assets due within one year to net withdrawable savings. Currently the minimum requirement is 4%. At June 30, 2000, the Bank's quarterly liquidity ratio was 11.3%. As of June 30, 1999, the Bank's liquidity ratio was 13.9%.

The Bank uses its liquidity resources principally to meet ongoing loan commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Bank anticipates that it will have sufficient funds available to meet current loan commitments and liquidity needs. At June 30, 2000 the Bank had outstanding commitments to extend credit which amounted to $14.3 million (including $12.2 million in unused lines of credit). Management believes that sources of funds will be adequate to meet the Bank's foreseeable liquidity needs.

                                  (Continued)

                                  HOME BANCORP
                               Fort Wayne, Indiana
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


                                Item 2 Continued

The institution is required to maintain specific amounts of regulatory capital pursuant to regulations of the Office of Thrift Supervision. Regulatory standards impose the following capital requirements: a risk-based capital expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of June 30, 2000, the Bank had tangible and core capital of $33.5 million, or 8.51% of adjusted total assets. Risk-based capital totaled $34.8 million, or 17.70% of risk-based assets. The institution substantially exceeded all regulatory capital standards.

The following table provides key ratios and balances for the periods indicated.

                                                                        At and For the                        At and For the
                                                                      Three Months Ended                     Nine Months Ended
                                                                           June 30,                              June 30,
        FINANCIAL HIGHLIGHTS (Averages)                             2000                1999              2000              1999
                                                                    ----                ----              ----              ----

        Return on assets*........................                  0.68%               0.77%             0.68%             0.80%
        Return on equity*........................                  7.33%               7.99%             7.49%             7.80%
        Yield on interest-earning assets*........                  7.17%               6.99%             7.05%             7.10%
        Cost of interest-bearing liabilities*....                  5.16%               4.85%             5.06%             5.01%
        Net interest spread*.....................                  2.01%               2.14%             1.99%             2.09%
        Net interest rate margin*................                  2.59%               2.54%             2.55%             2.55%
        Net interest income to operating (G&A)
          expenses...............................                174.93%             194.32%           175.11%           196.87%
        Operating (G&A) expenses to average assets*                1.48%               1.31%             1.44%             1.30%
        Non-interest income to average assets*...                  0.09%               0.11%             0.08%             0.09%
        Interest-earning assets to interest-bearing
          liabilities............................                112.75%             110.34%           112.95%           111.30%
        Efficiency ratio.........................                 55.26%              49.37%            55.32%            48.97%
        Equity to assets (at end of period)......                  9.58%               9.50%             9.58%             9.50%
        Tangible equity to assets (at end of period)               9.58%               9.50%             9.58%             9.50%
        Average assets (dollars in thousands)....               $401,023            $401,229          $411,569          $387,417
        Average capital (dollars in thousands)...                $37,338             $38,795           $37,210           $39,771

        ASSET QUALITY RATIOS
        Non-performing assets to total assets....                  0.04%               0.05%             0.04%             0.05%
        Non-performing loans to net loans........                  0.04%               0.06%             0.04%             0.06%
        Allowance for loan losses to net loans...                  0.39%               0.39%             0.39%             0.39%
        Allowance for loan losses to non-performing
        loans....................................                939.27%                615%           939.27%              615%
        Net charge offs to loans*................                  ----                0.01%              ---              0.01%
        Loans to deposits........................                102.80%              97.74%           102.80%            97.74%
        Loans to assets..........................                 87.39%              85.52%            87.39%            85.52%

        PER COMMON SHARE
        Net income...............................                 $ 0.37           $    0.39            $ 1.12            $ 1.15
        Net income (diluted).....................                   0.37                0.38              1.10              1.11
        Book value...............................                  19.17               18.35             19.17             18.35
        Tangible book value......................                  19.17               18.35             19.17             18.35

        STOCK PRICE
        High.....................................               $ 19.563            $ 28.250          $ 28.000           $33.500
        Low......................................                 14.500              27.000            14.500            26.500
        Close....................................                 17.625              27.625            17.625            27.625

        *  Annualized

                                  HOME BANCORP
                               Fort Wayne, Indiana

           Quantitative and Qualitative Disclosures About Market Risk

                                     Item 3

Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market value of its investments. The Company currently focuses lending efforts toward originating competitively priced adjustable-rate loan products with maturities out to thirty years and fixed-rate loan products with maturities not to exceed twenty years. Beginning with this quarter, the Company is selling the fixed-rate loans it originates in the secondary market. This allows the Company to maintain a portfolio of loans which will be sensitive to changes in interest rates while providing a reasonable spread to the cost of liabilities used to fund the loans.

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

The  information  presented  below is  based on the  OTS's  Interest  Rate  Risk
Exposure Report for June 30, 2000. Shown is an analysis of the Company's interest rate risk as prepared by OTS for changes in NPV for an instantaneous and sustained parallel shift in the yield curve, in 100 basis point increments, up and down 300 basis points. As illustrated in the table, the Company's NPV is more sensitive to rising rate changes than declining rates. This occurs primarily because, as rates rise, the market value of fixed-rate loans declines due both to the rate increase and the related slowing of prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrowers prepay at relatively higher rates. To manage this risk, the Company will sell the majority of the new fixed rate residential loans it originates while retaining new adjustable rate loans. Efforts to increase the level of core deposits while reducing the Company's dependence on short term CDs are also underway. These efforts will be used in conjunction with the investment portfolio to manage the Company's interest rate risk.

                                  (Continued)

                                  HOME BANCORP
                               Fort Wayne, Indiana

           Quantitative and Qualitative Disclosures About Market Risk

                                Item 3 Continued

--------------------------------------------------------------------------------

         Rate Shock             Board Limit                NPV Ratio
       (Basis Points)        (min NPV ratios)       (calculated NPV ratios)
       --------------        ----------------       -----------------------

         +300 bp                  3.50%                       2.83%
         +200 bp                  4.00%                       4.80%
         +100 bp                  4.50%                       6.70%
            0 bp                  6.00%                       8.45%
         -100 bp                  6.00%                       9.83%
         -200 bp                  6.00%                      10.44%
         -300 bp                  6.00%                      10.57%

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

             None

      Item 6  Exhibits and Reports on Form 8-K

             (a)  Exhibits

             See Exhibit 27, Financial Data Schedule, on page 16.

             (b)  Reports on Form 8-K

             Press releases filed on Form 8-K during the quarter ended June 30, 2000 include:

                  Date of Report   Subject

                    5-16-2000      Registrant's Press Release Relative to Second
                                   Quarter Earnings

                    6-16-2000      Merger Agreement with Old Kent Financial
                                   Corporation

                    6-21-2000      Registrant's Press Release Relative to
                                   Declared Cash Dividend

                                  HOME BANCORP
                               Fort Wayne, Indiana

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Home Bancorp

         Date: August 14, 2000          /s/ Donald E. Thornton
                                        -------------------------------
                                        Donald E. Thornton
                                        Senior Vice-President

         Date: August 14, 2000          /s/ Timothy A. Sheppard
                                        ------------------------------
                                        Timothy A. Sheppard
                                        Treasurer